Form 10-K
period 2013-11-30
MASCOTA RESOURCES CORP.
filed 2014-02-12
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-190265

MASCOTA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 64, Calle Columbia 1014 Colonia 5 de Diciembre Puerto Vallarta, CP48351 Jalisco, México
(Address of principal executive offices)

Registrant’s telephone number: (702) 997-2546

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,100,000 shares as of February 5, 2014.

PART I

Item 1. Business

We are an exploration stage mineral exploration company incorporated in Nevada on November 3, 2011.  On November 10, 2011, we incorporated a wholly-owned subsidiary, MRC Exploration LLC in the state of Nevada, for the purposes of mineral exploration. On May 3, 2013, our consulting geologist acquired a 100% legal and beneficial ownership interest in the MC00000266 mining claim (hereafter the “Mineral Claim”) which he holds in trust for us. The Mineral Claim is located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It is located on provincial lands administered by the Province of Saskatchewan.  The legal and ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Mineral Claim totals roughly 2,014 acres or 3.15 square miles in size and is located approximately 25 miles north of the community of Points North, Saskatchewan.

The Mineral Claim comprises an irregular shaped block approximately 3 miles long and 1 mile wide located approximately 6 miles east of a significant uranium occurrence known as Laroque Lake. Historic exploration work shows that the claims are located within an area that has potential for uranium mineralization.

Exploration of our Mineral Claim is required before a determination as to its viability can be made. We intend to conduct the first phase of our exploration program commencing in the early summer of 2014. Upon the completion of the first phase and any additional exploration phase, we intend to request that our geological consultant reviews the results of each exploration program and report back to us with recommendations, if any, with regard to further exploration programs. Each exploration phase of our exploration program will be dependent upon a number of factors such as our geological consultant’s recommendations and our available funds. We currently plan to have our consulting geologist, Carl von Einsiedel, and his firm, Ram Explorations Ltd., perform Phase I of our exploration program.  Ram Explorations is in the business of doing geological explorations and has capable staff on-board, or available through sub-contracting.

Our consulting geologist has recommended that Phase I of exploration work on our Mineral Claim which consists of prospecting to determine if samples of the Athabasca sandstone exposed on the ground within our mineral claim area, exhibit alterations typical of those associated with known uranium deposits in the Athabasca Basin. The total estimated cost of the proposed Phase I program is $15,000. The initial prospecting will be collecting and assaying "grab samples". This is a process whereby the prospector (in our case Carl von Einsiedel, P Geol and owner of Ram Explorations Ltd.) will reconnoiter the property, making maps of areas of interest taking samples and recording each sample on his sketched map. He will chip away at sandstone outcroppings with his geological hand pick and visually analyze samples through a magnifying eyepiece looking for alterations in the sandstone typical of those associated with known uranium deposits in the Athabasca Basin. This type of alteration is known as the “Illite” alteration. He will take the best 50 or so samples and send them to an assay laboratory for geochemical analysis to determine the extent of Illite alteration, if any, in each of the samples. In the event that our geological consultant recommends a further exploration program and if approved by our management, we shall embark upon a Phase II mineral exploration program. The estimated cost of this Phase II exploration program is $140,000.

We have no proven, possible and implied reserves on our mineral claim. Depending upon the outcome of our mineral exploration programs an economic feasibility study would be undertaken to determine proven, possible and implied reserves prior to making any production decisions. We could expend many millions of dollars on exploration activities prior to determining if a feasibility study is warranted or not.

Our claim will remain in good standing until after the commencement of our Phase I exploration program in 2014. The expenditure of $15,000 on that program shall extend the good standing date by one year. The minimum amount of exploration expenditure required to keep the mineral claim in good standing is either the payment of $15,000 annually to the Province of Saskatchewan for the first eight years or incurring at least $15,000 of exploration work on our claim each year for the first eight years. Amounts expended over $15,000 per year in the first eight years shall count as a credit for expenditures required in subsequent years.

Our proposed Phase I and Phase II exploration programs will cause minimal ground disruption and consequently shall not require exploration permits.

In order to carry out an exploration program within the Province of Saskatchewan where there is substantial ground disruption such as in line cutting, trenching, drilling, tunneling, and surface or underground bulk sampling, a provincial permit is required. A period of two to three months should be allowed between filing an application and the granting of a permit.

Proposed Phase 1 Exploration Program

Engineering and supervision, geology	$5,000

Crew mobilization	2,500

Camp and technical support	2,500

Aircraft support	2,500

Geochemical analysis(soil and rock)
- 100 samples @ $25	2,500

Total estimated costs:	$15,000

Proposed Stage 2 Exploration Program

Engineering and project supervision, reports	$20,000

Helicopter / aircraft support
- allow approx. 20 hours @ $1,500	30,000

Ground geophysical surveys (EM and magnetics)	75,000

Contingency @ 10%	15,000

Total estimated cost of Stage 2	$140,000

Our planned additional exploration activities will be designed to explore for additional indications that our Mineral Claim may contain commercially viable quantities of uranium. We have not identified commercially exploitable reserves of uranium on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable uranium quantities exist on our Mineral Claim.  In addition, our sole officer and director, Ms. Ponce, has not yet visited the property.   As a result, we may face an enhanced risk that, upon management’s physical examination of our Mineral Claim, no commercially viable deposits of uranium will be located.

Our Mineral Claim is without known reserves and our proposed program is exploratory in nature.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on November 3, 2011 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of our Mineral Claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Provincial Mining Regulations

In the view of our consulting geologist there are no environmental liabilities associated with our phase I mineral exploration program on our Mineral Claim. The early exploration nature of our exploration activities on the property does not lend itself to creating significant environmental hazards.

In order to carry out exploration in Saskatchewan, a permit is required from the Saskatchewan Environment Ministry (the “SEM”). Permit applications are required to go into substantial detail about the location, nature and possible environmental impact of a proposed exploration project, plus measures that will be taken to minimize the risk of fuel spills, forest fires etc., in addition to proposed remediation and rehabilitation procedures to be taken when the project is closed down. Notice must be given to other users of the land, which normally means trap line operators in the vicinity, and they are given the opportunity to comment.

Applications are reviewed by SEM, which notifies the potentially affected first nation community or communities. SEM facilitates consultation with potentially affected first nations by arranging meetings and by having a representative present to mediate if necessary.  In the case of early-stage exploration projects, the local representative of the first nations typically requests that employment in the field be given to one or more of its members, on a scale proportionate to the size and scope of the project. The Athabasca Basin has seen a great deal of uranium focused exploration, and band management is well informed and (in the author’s experience) relatively sophisticated and businesslike in their dealings with exploration companies. Most importantly, they do not appear to be encumbered with a priori prejudice against mining, mining companies, mining exploration, uranium itself, uranium exploration or uranium mining. They have seen first-hand that uranium extraction can be done without major damage to the environment because they have a modern uranium mine and mill in their territory.

A period of two to three months should be allowed between filing an application for an exploration permit, and the granting of a permit by SEM. Permits are usually granted for a period of 18 months.

Our proposed Phase 1 Exploration Program will consist of surface sampling and reconnoitering and consequently will not require an exploration permit.

All of the claims comprising the Mineral Claim were staked pursuant to the Saskatchewan online tenure system (MARS). Title to the claims is maintained through the performance of annual assessment filings and payment of required fees.  In order to maintain a mineral claim in good standing the holder must meet the minimum exploration expenditure requirements set out in the Mineral Tenure Registry Regulations.  According to Section 44(1) (a) nil expenditures are required during the first assessment work period; (b) $6.07 per acre per assessment work period, from the second to tenth assessment work periods with a minimum of $240.00 per claim per assessment work period; and, (c) $10.12 per acre per assessment work period, for the eleventh assessment work period and all subsequent assessment work periods with a minimum of $400.00 per claim per assessment work period.

Exploration work completed to meet the assessment work requirements must meet certain requirements and the regulations further stipulate that (1) No mineral disposition lapses by reason of a delay that occurs due to the consideration by the minister of any evidence of assessment work submitted for registration as assessment work that was submitted within the time set out in these regulations.  (2) If, on consideration of the evidence submitted, the minister disallows all or part of the expenditures claimed, the holder may, within 10 business days after notification by the minister: (a) make a deferred deficiency cash deposit or a deferred non-refundable cash payment in accordance with the regulations; and (b) revise the grouping of any dispositions affected by the disallowed expenditures in accordance with the regulations  (3) Any deferred deficiency cash deposit or deferred non-refundable cash payment made or grouping of dispositions revised pursuant to subsection (2) shall have the same force and effect as if it were submitted at the time or within the periods specified in the regulations.  (4) Notwithstanding any grouping of dispositions requested by the holder pursuant to the, the holder fails to revise the grouping of dispositions affected by the disallowed expenditures, the minister shall register all of the approved expenditures against the mineral dispositions where the expenditures were incurred.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Ms. Ponce. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On November 10, 2011, we incorporated a wholly-owned subsidiary, MRC Exploration LLC, in the State of Nevada for the purpose of conducting our planned mineral exploration.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Properties

Location and Means of Access to our Mineral Claim; Infrastructure

The Mineral Claim is located in the Athabasca Basin of Northern Saskatchewan on lands owned by the Province of Saskatchewan, in a remote area approximately 245 miles north of the city of La Ronge, Saskatchewan. All of the property comprising the Mineral Claim was staked pursuant to the Saskatchewan online tenure system. There is a government maintained highway 905 that connects La Ronge to the community of Points North which is approximately 24 miles south of the Property.  There are no existing access roads to the Property and the only way to access the Property is by helicopter or float equipped aircraft from Points North approximately 24 miles the south. The nearest electrical power transmission line terminates at the community of Points North, 24 miles to the south, hence during the exploration phase, any electrical power required on the property would be supplied from a portable engine driven electrical generator. Water can be supplied from any of the numerous lakes on the mineral claim. There is no infrastructure of any kind on the property. A gravel access road that passes within 12 miles of the Property which connects Points North to the community of Stony Rapids approximately 122 miles northwest of the Property. Alternatively the Property can be accessed by helicopter from Fort McMurray in northern Alberta approximately 153 miles to the south west. The geographical coordinates of the property are NTS 74109, UTM Zone 13, NAD 83, 6493550N 549500E.

Figure 1 shows the general project location and Figure 2 shows access and the location of the subject claim relative to known uranium mines and prospects.

NORTHWEST TERRITORIES
NUNAVUT
N
0 mE
250,000 mE
500,000 mE
750,000 mE
1,500,000 mE
URANIUM CITY
ATHABASCA BASIN
FIGURE 2
POINTS NORTH
INSET LOCATOR
LA RONGE
ALBERTA
MANITOBA
EDMONTON
SASKATOON
REGINA
WINNIPEG
SASKATCHEWAN
MONTANA
NORTH DAKOTA
0
125
250 KM
Uranium Mine
Athabasca basin
Mineral claims
Province capital
Highway
Park
MRC EXPLORATION LLC
MC00000266 PROJECT, NORTH EAST SASKATCHEWAN
REGIONAL LOCATOR MAP SHOWING ATHABASCA BASIN, SASKATCHEWAN STAKED AREAS, URANIUM MINES, PARKS AND MAJOR ACCESS ROADS
DATE: 2013 04 04
SCALE: AS SHOWN
PROJECTION: NAD 83 ZONE 13
DRAWN BY: DORIAN LESLIE / DGW CONSULTANTS
FIGURE NO: 1

Note: all data from http://www.infomaps.gov.sk.ca/website/SIR_Geological_Atlas
Claims from http://www.economy.gov.sk.ca/SaskMineralRegistry

N
BEAVER LODGE DISTRICT
STONEY RAPIDS
LA ROCQUE LAKE
CLAIM LOCATION
CLUFF LAKE
MIDWEST LAKE
RABBIT LAKE
POINTS NORTH
CIGAR LAKE
Mc ARTHUR RIVER
HWY 905
KEY LAKE
Bedrock Geology by Eon
Archean
Archean / Proterozoic
Phanerozoic
Proterozoic
0
50
100 KM
6,600,000 mN
6,500,000 mN
6,400,000 mN
6,300,000 mN
Note: all data from http://www.infomaps.gov.sk.ca/website/SIR_Geological_Atlas
Claims from http://www.economy.gov.sk.ca/SaskMineralRegistry
MRC EXPLORATION LLC
MC00000266 PROJECT, NORTH EAST SASKATCHEWAN
INDEX MAP OF THE ATHABASCA BASIN SHOWING STAKED AREAS, ADVANCED URANIUM PROJECTS, OUTLINE OF DETAIL MAPPING AREAS AND ACCESS ROADS
DATE: 2013 04 14
SCALE: AS SHOWN
PROJECTION: NAD 83 ZONE 13
DRAWN BY: DORIAN LESLIE / DGW CONSULTANTS
FIGURE NO: 2

Geology and Potential Uranium Sources on Our Mineral Claim

The Athabasca Basin has been a focus for uranium exploration since the 1960’s and has seen three periods of intense uranium exploration. The first was in the late 1960s, when uranium deposits were discovered at Rabbit Lake in the eastern part of the basin and at Cluff Lake in the west central part of the basin.  Most of the known uranium occurrences and operating uranium mines are located in the eastern part of the Athabasca Basin.  The second began in 1975 when the Key lake deposit was discovered in the eastern part of the basin and continued into the 1980s. The third began in 2004 after the McArthur River deposit was discovered and uranium prices began to rise again.

The Athabasca Basin is a flat-lying sedimentary basin dominated by unmetamorphised sandstone of Helikian (mid-Proterozoic) age, which occupies a large part of northern Saskatchewan. It rests unconformably on earlier crystalline rocks, in the area of the property these belong to the Wollaston Domain and the Mudjatik Domain, a subdivision of the Churchill Province of the Canadian Shield, which comprises Aphebian (early Proterozoic) metasediments, interfolded with granitoid Archean “domes”. The unconformity at the base of the Athabasca Basin is directly associated with high grade uranium deposits.  In the general vicinity of our Mineral Claim, the unconformity has been intersected at depths approximately 200 - 300 meters.

Our Mineral Claims comprises an irregular shaped block approximately 3 miles long and 1 mile wide. Historic exploration work shows that the claim is located within an area where extensive uranium mineralization has been discovered.

Unconformity-related uranium deposits are a specific type with well-defined characteristics. They occur at and/or above and/or below the unconformity at the base of sandstone-dominated basins, usually of mid to late-Proterozoic age. Deposits at or above the unconformity tend to be flat-lying, often have a complex mineralogy with pitchblende, coffinite and cobalt-nickel arsenides, and may have very high grades. Deposits hosted in basement rocks tend to be steeply dipping, have simpler mineralogy with pitchblende and coffinite only, and have lower grades. They are often associated closely with graphitic metasediments in the basement rocks (hence the use of electromagnetic surveys to locate buried deposits has been very successful), as well as faults and especially the intersections of faults, thought to provide channelways for mineralizing solutions.

Alteration in the form of anomalous clay and other minerals (illite, kaolinite, chlorite, dravite), and geochemical enrichment in uranium and pathfinder elements, tend to form haloes in the overlying sandstones, which are useful in exploring for buried deposits. In the eastern Athabasca Basin where the basement rocks belong to the Wollaston Domain, uranium deposits often lie close to the “triple unconformity” where the basin rocks overlie basement Aphebian metasediments close to their own unconformable contact with the Archean “domes”.

Regional work in the southeastern Athabasca Basin has partially defined regional-scale illite alteration anomalies within Athabasca sandstone, which include various other uranium occurrences to the southeast of the subject Property. According to the online exploration database maintained by the Saskatchewan government, alteration and uranium mineralization has been identified by various mining exploration companies on mineral claims adjoining our Mineral Claim.

Field visits on exploration-level uranium properties in the Athabasca Basin seldom yield any direct information that has a use in exploration programs, other than assessing access routes, camp sites, terrain types etc., that may assist the logistics of a such programs. Outcrops are very scarce in the Athabasca Basin, due to the generally friable nature of the Athabasca sandstones, and locally derived boulders in glacial till are usually the only medium by which rocks on the property can be examined.

Even if outcrops are present, the target of exploration is uranium mineralization at or close to the unconformity where the Athabasca sandstone rests on older basement rocks. In the case of our Mineral Claim, the unconformity lies about 200 to 300 yards below the surface. Unconformity-related uranium deposits often have alteration haloes that extend upwards through the overlying sandstone for hundreds of metres, and may be detected at surface by geochemical and/or mineralogical analysis. However, such alteration is usually not evident to a visual inspection.

Compilation of the historic exploration work completed in the northeastern part of the Athabasca Basin indicates that known uranium occurrences are associated with faulting in basement rocks and alteration in the overlying sandstones.  Based on published technical data available from the Saskatchewan government there appear to be untested structural lineaments within our Mineral Claim and several lake and rock samples that exhibit elevated uranium and pathfinder elements located in the general area of our claim, however, no surface work or sampling appears to have been completed within the subject claim area.

It is recommended that the next stage of exploration work (Stage 1) on our Mineral Claim consist of sandstone sampling to determine if samples of the Athabasca sandstone exposed within the claim area exhibits the characteristic alterations associated with the presents of economic deposits of uranium in the area as documented by Earle and Sopuck, in 1989.

History of Mineral Exploration on our Mineral Claim

To our knowledge there has been no prior mineral exploration programs carried out on our claim.

Ownership of our Mineral Claim

Our consulting geologist, Mr. Carl von Einsiedel, is the registered owner of a 100% interest in our Mineral Claim, mineral claim MC00000266, which he holds in trust for us pursuant to a Mineral Claim Trust Agreement, dated May 3, 2013. The claim was issued to our consulting geologist by the Government of the Province of Saskatchewan. The claim consists of 1 block consisting of 2,014 acres or approximately 3.15 square miles.

Current Condition of our Mineral Claim

Our mineral claim is unimproved.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “MACR” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2013
Quarter Ended	High $	Low $
November 30, 2013	N/A	N/A
August 31, 2013	N/A	N/A
May 31, 2013	N/A	N/A
February 28, 2013	N/A	N/A

To date, an active trading market for our securities has not developed.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 5, 2014, we had 3,100,000 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business, or;

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Plan of Operation

Our business plan is to proceed with the exploration of our Mineral Claim to determine whether there are commercially exploitable reserves of uranium. We intend to proceed with an initial (Phase I) exploration program as recommended by our consulting geologist.

Our geological consulting firm is well experienced in the mineral exploration business and provided us with the expected costs of the Phase I and Phase II exploration programs. They can either provide all of the geological services which we will require or sub-contract out these services to others. We have a written agreement with our consulting geologist’s firm that requires them to review all of the results from the exploration work performed upon our mineral claim, to make recommendations based upon those results, and to conduct any exploration programs on the mineral claim that we may require. The principal of our geological consulting firm will be in charge of our exploration programs and shall visit the property in order to conduct our Phase I exploration project which is expected to commence in the early summer of 2014.

Additional exploration activities are expected to commence in the Spring of 2015 and are estimated to cost approximately $140,000. We rely on outside contractors to assist us in the operation of our business. These arrangements are either verbal or contractual. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Sampling for sandstone alteration zones and other data acquired during our initial exploration of our Mineral Claim will ultimately determine whether the project will proceed to the second phase of our exploration program.

Operating Budget for the Calendar Year Beginning June 1, 2013

The operating budget for the calendar year commencing June 1, 2013 consists of planned expenditures for Phase I of our mineral exploration program, as described above, and for necessary legal and accounting expenses.  Management’s estimate of our planned expenditures by category for the first half of our current fiscal year is set forth below:

	Fiscal year beginning December 1, 2013
	Q1	Q2
Expense Category			Category Totals
Mining Exploration	$15,000	$0	$15,000
Legal, Accounting	$2,000	$2,000	$4,000
Totals	$17,000	$2,000	$19,000

Results of Operations for the Years Ended November 30, 2013 and 2012, the Period from Inception (November 3, 2011) to November 30, 2013.

We are currently in the exploration stage of our business and have generated no revenue to date.  For the fiscal year ended November 30, 2013, we incurred expenses and a net loss of $38,953.  Our expenses consisted of accounting and audit fees of $17,578, legal fees of $8,200, general and administrative expenses of $9,817, and interest expense of $3,358.  During the fiscal year ended November 30, 2012, we incurred in expenses and a net loss of $27,912.  Our expenses consisted of accounting and audit fees of $6,276, legal fees of $2,110, general and administrative expenses of $7,271, mineral property pre-acquisition costs of $10,150, and interest expense of $2,105. For the period from Inception (November 3, 2011) through November 30, 2013, we incurred total expenses and a net loss of $69,693.

We expect that our expenses and our net losses will continue to increase as we undertake the planned exploration of our Mineral Claim.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $2,682, consisting of cash and prepaid expenses. We had current liabilities of $6,900 as of November 30, 2013. Accordingly, we had working capital deficit of $4,218 as of November 30, 2013.

Our sole officer and director has loaned us a total of $58,500 under to following terms and conditions:

1.

On November 28, 2011 Ms. Ponce loaned us $35,000 which is evidenced by a Promissory Note in the amount of $35,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2013.

2.

On April 24, 3013, we entered into a Debt Refinancing Agreement with Ms. Ponce whereby the $35,000 Promissory note due on December 31, 2013 was marked paid and a new Promissory Note in the amount of $38,500 was issued with interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

3.

On May 8, 2013 Ms. Ponce loaned us $5,000 which is evidenced by a Promissory Note in the amount of $5,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

4.

On June 4, 2013 Ms. Ponce loaned us $10,000 which is evidenced by a Promissory Note in the amount of $10,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

5.

On September 19, 2013 Ms. Ponce loaned us $5,000 which is evidenced by a Promissory Note in the amount of $5,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

Our sole officer and Director, Ms. Ponce, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although she is under no legal obligation to provide funding. This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

As outlined above, we expect to spend approximately $19,000 toward the initial implementation of our business during the first half of the current fiscal year. We will therefore require some additional financing in order to pursue the exploration activities we have planned for the immediate future. In addition, we will require significant additional capital in order to undertake commercial uranium production on our mineral claims following completion of our planned exploration activities. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $69,693 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2013 and 2012;
F-3	Statements of Operations for the years ended November 30, 2013 and 2012 and the period from Inception (November 3, 2011) through November 30, 2013;
F-4	Statement of Stockholders’ Equity (Deficit) from Inception (November 3, 2011) to November 30, 2013;
F-5	Statements of Cash Flows for the years ended November 30, 2013 and 2012 and the period from Inception (November 3, 2011) through November 30, 2013;
F-6	Notes to Financial Statements

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Office Locations

 Las Vegas, NV

  New York, NY

    Pune, India

  Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mascota Resources Corp.

We have audited the accompanying consolidated balance sheets of Mascota Resources Corp. and subsidiary (the “Company”) as of November 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (November 3, 2011) through November 30, 2013. Mascota Resources Corp. and subsidiary’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mascota Resources Corp. and subsidiary as of November 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (November 3, 2011) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
February 11, 2014

____________________________________________________________________________________

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Audited)

	November 30,
ASSETS	2013	2012

Current assets
Cash	$1,504	$19,877
Prepaid expenses	1,178	2,000

Total current assets	2,682	21,877

Mineral property - Note 4	10,000	-

Total assets	$12,682	$21,877

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$6,900	$500
Total current liabilities	6,900	500

Long term liabilities
Accrued interest, related party - Note 5	1,975	2,117
Note payable, related party - Note 5	58,500	35,000
Total long term liabilities	60,475	37,117

Total liabilities	$67,375	$37,617

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
90,000,000 shares authorized
2,000,000 shares issued and outstanding- Notes 5 and 6	2,000	2,000
Additional paid-in capital	13,000	13,000
Deficit accumulated during the exploration stage	(69,693)	(30,740)

Total stockholders’ deficit	(54,693)	(15,740)

Total liabilities & stockholders’ deficit	$12,682	$21,877

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Audited)

			From
			Inception
			(November 3,
	Years Ended		2011) to
	November 30,		November 30,
	2013	2012	2013

Expenses
Accounting and audit	$17,578	$6,276	$23,854
Legal fees	8,200	2,110	12,783
Mineral property - pre acquisition cost	-	10,150	10,150
General and administrative	9,817	7,271	17,431

Operating loss	(35,595)	(25,807)	(64,218)

Interest expense - Note 5	(3,358)	(2,105)	(5,475)

Net loss	$(38,953)	$(27,912)	$(69,693)

Basic loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic	2,000,000	2,000,000

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (November 3, 2011) to November 30, 2013

(Stated in US Dollars)

(Audited)

						Deficit
					Additional	Accumulated
			(Note 6)		Paid-in	During the
	Preferred Shares		Common Shares		Capital	Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (November 3, 2011)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash	-	-	2,000,000	2,000	13,000	-	15,000
Net loss for the period	-	-	-	-	-	(2,828)	(2,828)

Balance, November 30, 2011	-	-	2,000,000	2,000	13,000	(2,828)	12,172

Net loss for the year	-	-	-	-	-	(27,912)	(27,912)

Balance, November 30, 2012	-	-	2,000,000	2,000	13,000	(30,740)	(15,740)

Net loss for the period	-	-	-	-	-	(38,953)	(38,953)

Balance, November 30, 2013	-	$-	2,000,000	$2,000	$13,000	$(69,693)	$(54,693)

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Audited)

			From
			Inception
			(November 3,
	Years Ended		2011) to
	November 30,		November 30,
	2013	2012	2013

Cash flows used in operating activities
Net loss	$(38,953)	$(27,912)	$(69,693)
Changes in non-cash working capital items:
Prepaid expenses	822	(2,000)	(1,178)
Accounts payable and accrued liabilities	6,400	(2,240)	6,900
Accrued interest, related party	3,358	2,105	5,475

Net cash used in operating activities	(28,373)	(30,047)	(58,496)

Cash flows from investing activities
Acquisition of mineral property	(10,000)	-	(10,000)

Net cash used by investing activities	(10,000)	-	(10,000)

Cash flows from financing activities
Capital stock issued	-	-	15,000
Notes payable, related party	20,000	-	55,000

Net cash provided by financing activities	20,000	-	70,000

Net increase (decrease) in cash during the year	(18,373)	(30,047)	1,504

Cash, beginning of the year	19,877	49,924	-

Cash, end of the year	$1,504	$19,877	$1,504

Supplemental information

Non cash refinancing of debt	$3,500	$-	$3,500
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 1  Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 3, 2011.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is November 30.

On November 10, 2011, the Company incorporated a wholly-owned subsidiary, MRC Exploration LLC (“MRC”) in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration.  During May 2013, MRC acquired a Uranium mineral claim located in the Athabasca Basin, within the Provence of Saskatchewan, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $69,693 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 2  Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in US dollars.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 2  Summary of Significant Accounting Policies - (continued)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and MRC Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on November 9, 2011.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company as defined by ASC 915.  All losses accumulated since inception are considered part of the Company’s exploration stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2013 and 2012.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.

In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 2  Summary of Significant Accounting Policies - (continued)

Mineral Property - (continued)

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, are recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is amortized, such that the cost of the ARO is recognized over the useful life of the assets.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted fair value is accreted to the expected settlement value.

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  As of November 30, 2013 and November 30, 2012, the Company has determined no provision for ARO’s is required.

Impairment of Long- Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360- 0 through 15-5, Impairment or Disposal of Long- Lived Assets.

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 2  Summary of Significant Accounting Policies - (continued)

Foreign Currency Translation - (continued)

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.

Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  As there are no common stock equivalents outstanding, diluted and basic loss per share are the same.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Stock-based Compensation

The Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 3  Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.

The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and notes payable in management’s opinion approximate fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4  Mineral Property

On May 3, 2013, Company’s consulting geologist acquired a 100% legal and beneficial ownership interest in a Uranium mineral claim which he holds in trust for the Company pursuant to a Mineral Claim Trust Agreement, dated May 3, 2013.  The Mineral Claim is located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It is located on provincial lands administered by the Province of Saskatchewan.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 5  Related Party Transactions

On November 22, 2011, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0075 per share for aggregate proceeds of $15,000 from the Company’s president.

On November 28, 2011, the Company President loaned $35,000 to the Company and the Company issued a promissory note in the amount of $35,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2013.  On April 24, 2013, the Company entered into a debt refinancing arrangement with the President such that the original note plus accrued interest as of April 28, 2013, aggregating $38,500 matures on December 31, 2016.  This revised note, is unsecured, and bears interest at 6%.

During the year ended November 30, 2013 the Company charged interest expense of $2,775 (2012 - $2,105) pursuant to the original and amended note payable.  Total accrued interest on this note as of November 30, 2013 was $1,392 (2012 - $2,117).

On May 8, 2013, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2016.  During the year ended November 30, 2013 the Company charged interest expense of $170 (2012 - $nil) pursuant to this note payable.  Total accrued interest on this note as of November 30, 2013 was $170 (2012 - $nil).

On June 4, 2013, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2016.  During the year ended November 30, 2013, the Company charged interest expense of $295 (2012 - $nil) pursuant to this note payable.  Total accrued interest on this note as of November 30, 2013 was $295 (November 30, 2012 - $nil).

On September 19, 2013, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2016.  During the year ended November 30, 2013, the Company charged interest expense of $118 (2012 - $nil) pursuant to this note payable.  Total accrued interest on this note as of November 30, 2013 was $118 (November 30, 2012 - $nil).

Note 6  Capital Stock

Issued:

The authorized common stock of the Company consists of 90,00,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of November 30, 2013 the Company had 2,000,000 (November 30, 2012 – 2,000,000) common stock and zero (November 30, 2012 - zero) preferred stock outstanding.

On November 22, 2011, the Company issued 2,000,000 shares of common stock to the Company’s president at $0.0075 per share for total proceeds of $15,000.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 7  Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Years Ended
	November 30,
	2013	2012

Basic statutory and state income tax rate	35%	35%

Approximate loss before income taxes	$38,953	$27,912

Expected approximate tax recovery on net loss, before income tax	$13,633	$9,770
Changes in valuation allowance	(13,633)	(9,770)

Deferred income tax recovery	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended
	November 30,
	2013	2012

Deferred income tax assets
Non-capital losses carried forward	$24,393	$10,760
Less: valuation allowance	(24,393)	(10,760)

Deferred income tax assets	$-	$-

At November 30, 2013, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $69,693 which are available to reduce taxable income in future years.

These losses expire as follows:

Year of Expiry	Amount

2031	$2,828
2032	$27,912
2033	$38,953

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 and 2012

(Stated in US Dollars)

(Audited)

Note 8  Subsequent Event

Subsequent to the year end, on December 6, 2013, pursuant to a prospectus offering the Company issued 1,100,000 shares at $0.0075 per share for aggregate proceeds of $8,250.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended November 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director and her age as of February 5, 2014 are as follows:

Name	Age	Position(s) and Office(s) Held
Maria Ponce	48	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Maria Ponce.   Ms. Ponce was appointed as our President, CEO, CFO, and sole Director concurrently with her founding the company on November 3, 2011. For the past 5 years, Ms. Ponce has being employed as the assistant manager of a private real estate management firm located in Bucerias, in the State of Nayarit, Mexico. Ms. Ponce does not have any prior experience as a chief executive or as the head of a public company.  There are no items of specific professional experience, qualifications, or skills that led to her appointment as our sole officer and director.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Ms. Ponce, at the address appearing on the first page of this annual report.

Code of Ethics

As of November 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

 Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with its named executive officer and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by an exploration stage business, the company has not paid any cash and/or stock compensation to its named executive officer.

Our sole executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in growing our operations and potential revenue base to the best of her ability.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maria Ponce, President, CEO, CFO, and director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for her service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Maria Ponce	0	0	0	0	0	0	0	0	0

 Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maria Ponce	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our director does not currently receive any compensation from the Company for her service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 5, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Maria Ponce 50 Liberty Street, suite 880 Reno, Nevada, 89501	2,000,000	64.52%
Common	Total all executive officers and directors (one person)	2,000,000	64.52%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The person named above has full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.

On November 28, 2011 Ms. Ponce loaned us $35,000 which is evidenced by a Promissory Note in the amount of $35,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2013.

2.

On April 24, 3013, we entered into a Debt Refinancing Agreement with Ms. Ponce whereby the $35,000 Promissory note due on December 31, 2013 was marked paid and a new Promissory Note in the amount of $38,500 was issued with interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

3.

On May 8, 2013 Ms. Ponce loaned us $5,000 which is evidenced by a Promissory Note in the amount of $5,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

4.

On June 4, 2013 Ms. Ponce loaned us $10,000 which is evidenced by a Promissory Note in the amount of $10,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

5.

On September 19, 2013 Ms. Ponce loaned us $5,000 which is evidenced by a Promissory Note in the amount of $5,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

6.  On November 22, 2011, we received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0075 per share for aggregate proceeds of $15,000 from the Company’s president.

Our named executive officer does not receive compensation with respect to the management services which she supplies to the Company. She is, however, entitled to be reimbursed for expenses incurred on behalf of the Company.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$9,500	$0	$1,155	$0
2012	$6,250	$0	$850	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)  Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)  Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	By-laws (1)
10.1	Promissory Note in the amount of $35,000 due December 31, 2013 (1)
10.2	Debt Refinancing Agreement dated April 24, 2013 (1)
10.3	Promissory Note in the amount of $38,500 due December 31, 2016 (1)
10.4	Promissory Note in the amount of $5,000 due December 31, 2016 (1)
10.5	Promissory Note in the amount of $10,000 due December 31, 2016 (1)
10.6	Mineral Claim Trust Agreement (2)
10.7	Geological Consultant Engagement Letter (3)
10.8	Corporate Administrative Services Agreement with Melville Business Services, Inc. (4)
10.9	Promissory Note in the amount of $5,000 due December 31, 2016 (4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 20, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)  Incorporated by reference to Form S-1 filed July 31, 2013.

(2)  Incorporated by reference to Form S-1/A filed September 11, 2013.

(3)  Incorporated by reference to Form S-1/A filed October 9, 2013

(4)  Incorporated by reference to Form S-1/A filed November 13, 2013

** Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCOTA RESOURCES CORP.

By:	/s/ Maria Ponce
Maria Ponce
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	February 11, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Maria Ponce
Maria Ponce
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	February 11, 2014