Form 10-Q
period 2014-02-28
MASCOTA RESOURCES CORP.
filed 2014-07-29
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

Commission File No. 333-190265

MASCOTA RESOURCES CORP.
(exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

29409 232nd Ave. SE Black Diamond, WA 98010
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code – (206) 818-4799

PO Box 64, Calle Columbia 1014 Colonia 5 de Diciembre Puerto Vallarta, CP48351 Jalisco, México
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of July 29, 2014, the Company had 3,100,000 shares of common stock outstanding.

Part I. Financial Information	3
Financial Statements (Unaudited)	3
Consolidated Balance Sheets – As of November 30, 2013 and February 28, 2014	4
Consolidated Statements of Operations – for the three months ended February 28, 2014 and 2013 and for the period from Inception (November 3, 2011) to February 28, 2014	5
Consolidated Statement of Stockholders’ Equity (Deficit) – for period from Inception (November 3, 2011) to February 28, 2014	6
Consolidated Statements of Cash Flows – for the three months ended February 28, 2014 and 2013 and for the period from Inception (November 3, 2011) to February 28, 2014	7
Notes to Consolidated Financial Statements	8
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Quantitative and Qualitative Disclosures About Market Risk	19
Controls and Procedures	19

Part II. Other Information	21
Legal Proceedings	21
Risk Factors	21
Unregistered Sales of Equity Securities and Use of Proceeds	21
Defaults upon Senior Securities	21
Other Information	22
Exhibits	22
Signatures	22

Part I
FINANCIAL INFORMATION

MASCOTA RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Stated in US Dollars)

(Unaudited)

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	February 28,	November 30,
	2014	2013

ASSETS
Current assets
Cash	$755	$1,504
Prepaid expenses	98	1,178
Total current assets	853	2,682

Mineral property – Note 5	10,000	10,000

Total assets	$10,853	$12,682

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$13,470	$6,900
Total current liabilities	13,470	6,900

Long term liabilities
Accrued interest, related party – Note 6	2,782	1,975
Note payable, related party – Note 6	58,500	58,500
Total long term liabilities	61,282	60,475

Total liabilities	$74,752	$67,375

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value
90,000,000 shares authorized
3,100,000 and 2,000,000 shares issued and outstanding respectively – Notes 6 and 7	3,100	2,000
Additional paid-in capital	20,050	13,000
Deficit accumulated during the exploration stage	(87,049)	(69,693)
Total stockholders’ deficit	(63,899)	(54,693)

Total liabilities & stockholders’ deficit	$10,853	$12,682

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 3, 2011) to
	February 28,		February 28,
	2014	2013	2014

Expenses
Accounting and audit	$8,575	$-	$32,429
Legal fees	3,839	-	16,622
Mineral property – pre acquisition cost	-	-	10,150
General and administrative	4,135	1,543	21,566

Operating loss	(16,549)	(1,543)	(80,767)

Interest expense – Note 6	(807)	(518)	(6,282)

Net loss	$(17,356)	$(2,061)	$(87,049)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic	3,026,667	2,000,000

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (November 3, 2011) to February 28, 2014
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
			(Note 7)		Additional	During the
	Preferred Shares		Common Shares		Paid-in	Exploration
	Number	Amount	Number	Amount	Capital	Stage	Total

Balance, inception (November 3, 2011)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash	-	-	2,000,000	2,000	13,000	-	15,000

Net loss for the period	-	-	-	-	-	(2,828)	(2,828)

Balance, November 30, 2011	-	-	2,000,000	2,000	13,000	(2,828)	12,172

Net loss for the year	-	-	-	-	-	(27,912)	(27,912)

Balance, November 30, 2012	-	-	2,000,000	2,000	13,000	(30,740)	(15,740)

Net loss for the period	-	-	-	-	-	(38,953)	(38,953)

Balance, November 30, 2013	-	-	2,000,000	2,000	13,000	(69,693)	(54,693)

Capital stock issued net of commission	-	-	1,100,000	1,100	7,050	-	8,150

Net loss for the period	-	-	-	-	-	(17,356)	(17,356)

Balance, February 28, 2014	-	$-	3,100,000	$3,100	$20,050	$(87,049)	$(63,899)

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 3, 2011) to
	February 28,		February 28,
	2014	2013	2014

Cash flows used in operating activities
Net loss	$(17,356)	$(2,061)	$(87,049)
Changes in non-cash working capital items:
Prepaid expenses	1,080	-	(98)
Accounts payable and accrued liabilities	6,570	-	13,470
Accrued interest, related party	807	518	6,282

Net cash used in operating activities	(8,899)	(1,543)	(67,395)

Cash flows from investing activities
Acquisition of mineral property	-	-	(10,000)

Net cash used by investing activities	-	-	(10,000)

Cash flows from financing activities
Capital stock issued, net of commission	8,150	-	23,150
Notes payable, related party	-	-	55,000

Net cash provided by financing activities	8,150	-	78,150

Net increase (decrease) in cash during the period	(749)	(1,543)	755

Cash, beginning of the period	1,504	19,877	-

Cash, end of the period	$755	$18,334	$755

Supplemental information
Non cash refinancing of debt	$-	$-	$3,500
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES THAT ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
February 28, 2014
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying February 28, 2014 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the Company’s November 30, 2013 audited financial statements (notes thereto) included in the Company’s Form 10K.

Operating results for the three months ended February 28, 2014, are not necessarily indicative of the results that can be expected for the year ending November 30, 2014.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on November 3, 2011. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties. The Company’s year-end is November 30.

On November 9, 2011, the Company incorporated a wholly-owned subsidiary, MRC Exploration LLC (“MRC”) in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration. During May 2013, MRC acquired a Uranium mineral claim located in the Athabasca Basin, within the Province of Saskatchewan, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $87,049 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3	Summary of Significant Accounting Policies

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at February 28, 2014 and November 30, 2013.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of February 28, 2014 , the Company has determined no provision for ARO’s is required.

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

Stock-based Compensation

The Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption.

Note 4	Financial Instruments

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

Level 1 –	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –
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

Level 3 –
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

Note 5	Mineral Property

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

Note 6	Related Party Transactions

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

During the three month period ended February 28, 2014 the Company charged interest expense of $570 (three month period ended February 28, 2013 - $518) pursuant to the original and amended note payable. Total accrued interest on this note as of February 28, 2014 was $1,962 (November 30, 2013 - $1,392).

On May 8, 2013, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2016. During the three month period ended February 28, 2014 the Company charged interest expense of $74 (three month period ended February 28, 2013 - $nil) pursuant to this note payable. Total accrued interest on this note as of February 28, 2014 was $244 (November 30, 2013 - $170).

On June 4, 2013, the Company President loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2016. During the three month period ended February 28, 2014, the Company charged interest expense of $148 (February 28, 2013 - $nil) pursuant to this note payable. Total accrued interest on this note as of February 28, 2014 was $443 (November 30, 2013 was $295).

On September 19, 2013, the Company President loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2016. During the three month period ended February 28, 2014, the Company charged interest expense of $15 (three month period ended February 28, 2013 - $nil) pursuant to this note payable. Total accrued interest on this note as of February 28, 2014 was $133 (November 30, 2013 was $118).

Note 7	Capital Stock

The authorized common stock of the Company consists of 90,00,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of February 28, 2014, the Company had 3,100,000 (November 30, 2013 – 2,000,000) common stock and zero (November 30, 2013 - zero) preferred stock outstanding.

Issued:

On November 22, 2011, the Company issued 2,000,000 shares of common stock to the Company’s president at $0.0075 per share for total proceeds of $15,000.

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.

Note 8	Subsequent Events

Subsequent to the period end:

i)	On March 17, 2014, Mr Dale Rasmussen was appointed as a director and as the Company’s Chief Executive Officer, and the existing President resigned.

ii)
On March 18, 2014 the Chief Executive Officer loaned $13,000  to the Company.  The loan was not memorialized in a Promissory Note.   The loan is unsecured, bears interest at 6% per annum, and is due on demand.

iii)
On March 17, 2014 the Company signed a Letter of Intent with Canada Cannabis Corp., a Company incorporated in Ontario, Canada.  Pursuant to the Letter of Intent, the Company will acquire all of the issued and outstanding shares of Canada Cannabis in exchange for 17,200,000 shares of the Company's common stock.  On April 30, 2014, the Letter of Intent was terminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business

We are an exploration stage mineral exploration company.  On May 3, 2013, our consulting geologist acquired a 100% legal and beneficial ownership interest in the MC00000266 mining claim (hereafter the “Mineral Claim”) which he holds in trust for us.  The Mineral Claim is located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It is located on provincial lands administered by the Province of Saskatchewan.  The legal and ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Mineral Claim totals roughly 2,014 acres or 3.15 square miles in size and is located approximately 25 miles north of the community of Points North, Saskatchewan.

The Mineral Claim comprises an irregular shaped block approximately 3 miles long and 1 mile wide located approximately 6 miles east of a significant uranium occurrence known as Laroque Lake.  Historic exploration work shows that the claims are located within an area that has potential for uranium mineralization.

Exploration of our Mineral Claim is required before a determination as to its viability can be made.  We intend to conduct the first phase of our exploration program commencing in the late fall of 2014.  Upon the completion of the first phase and any additional exploration phase, we intend to request that our geological consultant reviews the results of each exploration program and report back to us with recommendations, if any, with regard to further exploration programs.  Each exploration phase of our exploration program will be dependent upon a number of factors such as our geological consultant’s recommendations and our available funds.  We currently plan to have our consulting geologist, Carl von Einsiedel, and his firm, Ram Explorations Ltd., perform Phase I of our exploration program.  Ram Explorations is in the business of doing geological explorations and has capable staff on-board, or available through sub-contracting.

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

Our claim will remain in good standing until May 2015.  The expenditure of $15,000 on that program shall extend the good standing date by one year. The minimum amount of exploration expenditure required to keep the mineral claim in good standing is either the payment of $15,000 annually to the Province of Saskatchewan for the first eight years or incurring at least $15,000 of exploration work on our claim each year for the first eight years. Amounts expended over $15,000 per year in the first eight years shall count as a credit for expenditures required in subsequent years.

Plan of Operation

Our business plan is to proceed with the exploration of our Mineral Claim to determine whether there are commercially exploitable reserves of uranium.  We intend to proceed with an initial (Phase I) exploration program as recommended by our consulting geologist.

Our geological consulting firm is well experienced in the mineral exploration business and provided us with the expected costs of the Phase I and Phase II exploration programs.  They can either provide all of the geological services which we will require or sub-contract out these services to others.  We have a written agreement with our consulting geologist’s firm that requires them to review all of the results from the exploration work performed upon our mineral claim, to make recommendations based upon those results, and to conduct any exploration programs on the mineral claim that we may require.  The principal of our geological consulting firm will be in charge of our exploration programs and shall visit the property in order to conduct our Phase I exploration project which is expected to commence in the late fall of 2014.

Our proposed Phase I exploration program will cause minimal ground disruption and consequently shall not require exploration permits.  In order to carry out an exploration program within the Province of Saskatchewan where there is substantial ground disruption such as in line cutting, trenching, drilling, tunneling, and surface or underground bulk sampling, a provincial permit is required.  A period of two to three months should be allowed between filing an application and the granting of a permit.

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

Operating Budget for the Fiscal Year Beginning December 1, 2013

The operating budget for the fiscal year commencing December 1, 2013 consists of planned expenditures for Phase I of our mineral exploration program, as described above, and for necessary legal and accounting expenses. Management’s estimate of our planned expenditures by category for our current fiscal year is set forth below:

Expense Category	Amount
Mining Exploration	$15,000
Legal, Accounting	$20,000
Totals	$35,000

Results of Operations for the Three Months Ended February 28, 2014 and 2013, the Period from Inception (November 3, 2011) to February 28, 2014.

We are currently in the exploration stage of our business and have generated no revenue to date.  For the three months ended February 28, 2014 and February 28, 2013, we incurred expenses and net losses of $17,356 and $2,061 respectively.  Our expenses for the three months ended February 28, 2014 (compared to February 28, 2013) consisted of accounting and audit fees of $8,575 ($0.00), legal fees of $3,839 ($0.00), general and administrative expenses of $4,135 ($1,543), and interest expense of $807 ($518).  For the period from Inception (November 3, 2011) through February, we incurred total expenses and a net loss of $87,049.

We expect that our expenses and our net losses will continue to increase as we undertake the planned exploration of our Mineral Claim.

Liquidity and Capital Resources

As of February 28, 2014, we had total current assets of $853, consisting of cash and prepaid expenses.  We had current liabilities of $13,470 as of February 28, 2014.  Accordingly, we had working capital deficit of $12,617 as of February 28, 2014.

Through the date of this report, we have received loans totaling $58,500 from our former officer and director, Maria Ponce, plus $13,000 from our current sole officer and director, Dale Rasmussen. The loans were made under the following terms and conditions:

1.
On November 28, 2011, Ms. Ponce loaned us $35,000 which is evidenced by a Promissory Note in the amount of $35,000 with interest accruing on the principal amount of 6% per annum and due on December 31, 2013.

2.
On April 24, 3013, we entered into a Debt Refinancing Agreement with Ms. Ponce whereby the $35,000 Promissory note due on December 31, 2013 was marked paid and a new Promissory Note in the amount of $38,500 was issued with interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

3.	On May 8, 2013, Ms. Ponce loaned us $5,000 which is evidenced by a Promissory Note in the amount of $5,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

4.
On June 4, 2013, Ms. Ponce loaned us $10,000 which is evidenced by a Promissory Note in the amount of $10,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

5.
On September 19, 2013 Ms. Ponce loaned us $5,000 which is evidenced by a Promissory Note in the amount of $5,000 plus interest accruing on the principal amount of 6% per annum and due on December 31, 2016.

6.	On March 19, 2014, Dale Rasmussen loaned us $13,000. The loan bears interest at the rate of 6 % per annum and is due on demand.

Our sole officer and Director, Mr. Rasmussen, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

As outlined above, we expect to spend approximately $35,000 toward the initial implementation of our business during the current fiscal year.  We will therefore require some additional financing in order to pursue the exploration activities we have planned for the immediate future.  In addition, we will require significant additional capital in order to undertake commercial uranium production on our mineral claims following completion of our planned exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.  There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $87,049 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2014.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of February 28, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of April 30, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individual serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review,.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue.  Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended February 28, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.
Other Information

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.   Proceeds were used to fund the Company’s day to day business operations.

Item 3.  Defaults upon Senior Securities

N/A

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCOTA RESOURCES CORP.

Dated: July 29, 2014	/s/ Dale Rasmussen
	By:	Dale Rasmussen, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director