Form 10-Q/A
period 2014-02-28
MASCOTA RESOURCES CORP.
filed 2014-08-07
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment 1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on July 29, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

MASCOTA RESOURCES CORP.

Dated: August 5 , 2014	/s/ Dale Rasmussen
	By:	Dale Rasmussen, President, Principal Executive Officer, Principal Financial Officer, Secretary, Principal Accounting Officer, Director