Form 10-Q
period 2014-05-31
MASCOTA RESOURCES CORP.
filed 2015-10-23
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

_______________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of October 21, 2015, the Company had 3,100,000 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

	May 31,	Novermber 30,
	2014	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$162	$1,504
Prepaid Expenses	-	1,178
Total Current Assets	162	2,682

Investment in Mining Rights - Note 4	10,000	10,000

Total Assets	$10,162	$12,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$8,718	$6,900
Accrued Interest, Related Parties - Notes 5 and 7	153	1,975
Note Payable, Related Parties - Note 5 and 7	12,935	58,500
Total Current Liabilities	21,806	67,375

Total Liabilites	21,806	67,375

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
3,100,000 and 2,000,000 shares issued and outstanding, as of
May 31, 2014 (unauidted) and November 30, 2013, respectively	3,100	2,000
Additional paid in capital	81,332	13,000
Deficit accumulated during exploration stage	(96,076)	(69,693)
Total Stockholders' Defcit	(11,644)	(54,693)

Total Liabilities and Stockholders' Deficit	$10,162	$12,682

The accompanying notes are an integral part of these condensed consolidated unudited financial statements

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Condensed Conolidated Statements of Operations
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	5,638	9,125	14,213	9,125
Legal fees	2,175	300	6,014	300
General and administrative	1,061	1,584	5,196	3,127
Total Expenses	8,874	11,009	25,423	12,552

Operating loss	(8,874)	(11,009)	(25,423)	(12,552)

Interest expense, related parties - Note 6	153	1,118	960	1,636

Net loss	$(9,027)	$(12,127)	$(26,383)	$(14,188)

Basis loss per share	$(0.00)*	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	3,100,000	2,000,000	3,063,736	2,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed consolidated unudited financial statements

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Stated in US Dollars)
For the Period From November 30, 2012 to May 31, 2014

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Deficit
	Shares	Amount	Capital	Stage	Total

Balances at November 30, 2012 - audited	2,000,000	$2,000	$13,000	$(30,740)	$(15,740)

Net loss for the year	-	-	-	(38,953)	(38,953)

Balances at November 30, 2013 - audited	2,000,000	2,000	13,000	(69,693)	(54,693)

Shares issued for cash, net of commission	1,100,000	1,100	7,050	-	8,150

Forgiveness of related party notes and interest	-	-	61,282	-	61,282

Net loss for the period	-	-	-	(26,383)	(26,383)

Balances at May 31, 2014 - unaudited	3,100,000	$3,100	$81,332	$(96,076)	$(11,644)

The accompanying notes are an integral part of these condensed consolidated unudited financial statements

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six Months Ended
	May 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(26,383)	$(14,188)
Change in operating assets and liabilities:
Prepaid expenses	1,178	-
Accounts payable and accrued liabilities	1,818	300
Accrued interest, related parties	960	1,636
Net Cash provided by operating activities	(22,427)	(12,252)

Cash Flows from Investing Activities
Acquisition of mineral property	-	(10,000)
Net Cash (used by) Investing Activities	-	(10,000)

Cash Flows from Financing Activities
Shares sold for cash net of commission	8,150	-
Notes payable, related parties	12,935	5,000
Net Cash provided by Financing Activities	21,085	5,000

Net Increase (decrease) in cash	(1,342)	(17,252)

Cash at beginning of period	1,504	19,877

Cash at end of period	$162	$2,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non- Cash Investing and Financing Activities
Forgiveness of related party notes and interest	$61,282	$-
Refinancing of note payable to related party	$-	$38,500
Refinancing of accrued interest on note payable to related party	$-	$(1,383)

The accompanying notes are an integral part of these condensed consolidated unudited financial statements

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Note 1  Nature of Operations

Mascota Resources Corp. (“the Company”’ “we”, “us” or “our”) was incorporated in the state of Nevada on November 3, 2011. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 9, 2011, the Company incorporated a wholly-owned subsidiary, MRC Exploration LLC (“MRC”) in the State of Nevada for the purpose of mineral exploration.

During May 2013, MRC acquired a Uranium mineral claim located in the Athabasca Basin, within the Province of Saskatchewan, Canada (the “Claim”). Subsequently, the required exploration and development expenditures were not made and the ownership interest in the Claim lapsed on May 3, 2015 and as of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

The Company’s business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium. Our geological consulting firm is well experienced in the mineral exploration business and will provide us with the expected costs of exploration to determine the commercial viability of the prospect.

Note 2  Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $96,076 since its inception through May 31, 2014 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company may be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Note 3  Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in US dollars. The Company has adopted a November 30 year end.

Unaudited Interim Financial Statements
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2013 included in our Form S1 filed with the SEC.

Consolidated Statements
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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Exploration Stage Accounting
The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities". Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders' deficit and cash flows disclosed activity since the date of its Inception (November 3, 2011). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements.

Proven and Probable Reserves
The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of May 31, 2014, none of our mineralized material met the definition of proven or probable reserves.

Cash Equivalents
The Company considers all short term investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments
The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

Fair Value Measurements:
ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash, prepaid expenses, accounts payables, accrued interest and note payable related party.  The carrying values of cash, prepaid expenses, accounts payables, accrued interest and note payable related party approximate their fair value due to their short maturities.

Investments in Mining Rights
Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs.  These costs will be amortized when extraction begins.

Mine Development Costs
Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted. As of May 31, 2015, none of the mine concessions met the requirements for qualification as having proven reserves.

Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and six month periods ended May 31, 2014 and 2014.

Deferred Costs and Other
Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of May 31 2014, the Company has no mineral claims for which provision for ARO may be required.

Income Taxes
We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current tax benefits are offset by a valuation reserve as they are considered not likely to be realized in the foreseeable future.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Recognition of Revenue
Revenue will be recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from a customer, the price is fixed, title to the goods has passed, and there is reasonable assurance of collection.  The Company has not yet entered into any contractual arrangement to deliver product or services.

Advertising Costs
The Company will expense advertising costs when advertisements occur.  There has been no spending thus far on advertising.

Stock Based Compensation
The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable.  The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Net Income (Loss) Per Share
In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ending May 31, 2014 or 2013.

Other Comprehensive Income (Loss)
The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three and six month periods ended May 31, 2014 and 2013, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting
Management treats the operation of the Company as one segment.

New Accounting Pronouncements
The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.

Note 4  Investment in Mining Rights

On May 3, 2013, Company’s consulting geologist acquired a 100% legal and beneficial ownership interest in a Uranium mineral claim for $10,000, paid by the Company, which he held in trust for the Company pursuant to a Mineral Claim Trust Agreement, dated May 3, 2013. The Mineral Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.

The required exploration and development expenditures to keep the Claim active were not made as required by the Agreement. The ownership interest lapsed on May 3, 2015 and as of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Note 5  Notes Payable, Related Parties

On November 28, 2011, the Company President, Maria Ponce, loaned $35,000 to the Company and the Company issued a promissory note in the amount of $35,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2013. On April 24, 2013, the Company entered into a debt refinancing arrangement with the President such that the original note plus accrued interest as of April 28, 2013, aggregating $38,500 matured on December 31, 2016. This revised note, was unsecured, and bore interest at 6%.

On May 8, 2013, the Company, President Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On June 4, 2013, the Company President, Maria Ponce, loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On September 19, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

As of November 30, 2013, a total of $58,500 principal and accrued interest of $1,975 was due to Ms. Ponce under these notes.

Effective March 10, 2014, our President, forgave the repayment of these loans totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, we recognized the gain in additional paid in capital.

Ms. Ponce resigned as our President on March 17, 2014.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or officer and directors. The advances are considered temporary in nature and have not been formalized by a promissory note.

On March 19, 2014, the new President, Dale Rasmussen, loaned $12,935 to the Company at an interest rate of 6% for a term of 72 days. Interest of $153 was accrued on this advance as of May 31, 2014. The loan was not memorialized in a Promissory Note.

During three month period ended May 31, 2014, the Company incurred interest expense of $153 (2013: $1,118) and during the six month period ended May 31, 2014, the Company incurred interest expense of $960 (2013: $1,636) on related party loans respectively. Total accrued interest on related party notes as of May 31, 2014 was $153 (November 30, 2013 - $1,975).

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Note 6  Stockholders’ Deficit

Authorized Share Capital

The authorized share capital of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Preferred Stock

No preferred stock has been issued or outstanding since November 3, 2011 (Inception) to date.

Common Stock

On November 22, 2011, the Company issued 2,000,000 shares of common stock to the Company’s president Maria Ponce at $0.0075 per share for total proceeds of $15,000.

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.

As of May 31, 2014, the Company had 3,100,000 (November 30, 2013 - 2,000,000) common stock issued and outstanding.

Additional Paid In Capital

Effective March 10, 2014, our President, forgave the repayment of loans she had made to the Company totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, we recognized the gain in additional paid in capital.

Note 7  Related Party Transactions

On November 22, 2011, the Company received and accepted a subscription to purchase 2,000,000 shares of common stock at $0.0075 per share for aggregate proceeds of $15,000 from the Company’s president.

On November 28, 2011, the Company President, Maria Ponce, loaned $35,000 to the Company and the Company issued a promissory note in the amount of $35,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2013. On April 24, 2013, the Company entered into a debt refinancing arrangement with the President such that the original note plus accrued interest as of April 28, 2013, aggregating $38,500 matured on December 31, 2016. This revised note, was unsecured, and bore interest at 6%.

On May 8, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On June 4, 2013, the Company President, Maria Ponce, loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On September 19, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

As of November 30, 2013, a total of $58,500 principal and accrued interest of $1,975 was due to Ms. Ponce under these notes.

MASCOTA RESOURCES CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six month Periods ended May 31, 2014 and 2013
(Stated in US Dollars)
(Unaudited)

Effective March 10, 2014, our President, forgave the repayment of these loans totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, we recognized the gain in additional paid in capital.

On March 19, 2014 the new President, Dale Rasmussen, loaned $12,935 to the Company at an interest rate of 6% for a term of 72 days.  Interest of $153 was charged by May 31, 2014. The loan was not memorialized in a Promissory Note.

During three month period ended May 31, 2014, the Company incurred interest expense of $153 (2013: $1,118) and during the six month period ended May 31, 2014, the Company incurred interest expense of $960 (2013: $1,636) on related party loans respectively. Total accrued interest on related party notes as of May 31, 2014 was $153 (November 30, 2013 - $1,975).

Note 8  Subsequent Events

On February 17, 2015, our Board of Directors appointed Mark Rodenbeck to serve as an additional Director of the Mascota Resources, Inc., “the Company,” effective immediately and to continue until his successor is chosen at the next annual meeting of the Company’s shareholders.

On February 17, 2015, Dale Rasmussen tendered his resignation as the Company’s Secretary effective as of the same date.  Mr. Rasmussen’s resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The Board accepted Mr. Rasmussen’s resignation and appointed Mr. Rodenbeck to serve as the Company’s Secretary until his successor is chosen at the next annual meeting of the Board of Directors.

Mr. Rasmussen continues to be our Chief Executive and Chief Financial Officer.

In April 2015, Mr. Rodenbeck advanced $14,977 to the Company for working capital, the advance was unsecured, interest free and due on demand.

On May 3. 2015 the Company was in default on the terms of the acquisition of its mining Claim.  The requisite exploration and development expenditures had not been made and as of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

The Company’s business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium. Our geological consulting firm is well experienced in the mineral exploration business and will provide us with the expected costs of exploration to determine the commercial viability of the prospect.

In September 2015, Mr. Rodenbeck advanced a further $19,688 to the Company for working capital, the advance was unsecured, interest free and due on demand.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after May 31, 2014 for which disclosure is required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Business

We are an exploration stage mineral company.

On May 3, 2013, our consulting geologist acquired a 100% legal and beneficial ownership interest in the MC00000266 mining claim (hereafter the “Claim”) which held in trust for us.  The Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It was located on provincial lands administered by the Province of Saskatchewan.  The legal and ownership rights on the claim was limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Claim totaled roughly 2,014 acres or 3.15 square miles in size and was located approximately 25 miles north of the community of Points North, Saskatchewan.

The Claim comprised an irregular shaped block approximately 3 miles long and 1 mile wide located approximately 6 miles east of a significant uranium occurrence known as Laroque Lake.  Historic exploration work showed that the Claim was located within an area that has potential for uranium mineralization.

Exploration of our Claim was required before a determination as to its viability could be made. We intended to conduct the first phase of our exploration program commencing in the late fall of 2014.  Upon the completion of the first phase and any additional exploration phase, we intended to request that our geological consultant review the results of each exploration program and report back to us with recommendations, if any, with regard to further exploration programs.  Each exploration phase of our exploration program would be dependent upon a number of factors such as our geological consultant’s recommendations and our available funds.  We planned to have our consulting geologist, Carl von Einsiedel, and his firm, Ram Explorations Ltd., perform Phase I of our exploration program.  Ram Explorations was in the business of doing geological explorations and had capable staff on-board, or available through sub-contracting.

Our consulting geologist had recommended that Phase I of exploration work on our Claim should consist of prospecting to determine if samples of the Athabasca sandstone exposed on the ground within our mineral claim area, exhibited alterations typical of those associated with known uranium deposits in the Athabasca Basin.  The total estimated cost of the proposed Phase I program was $15,000.  The initial prospecting would collect and assay "grab samples".  This was a process whereby the prospector (in our case Carl von Einsiedel, P Geol and owner of Ram Explorations Ltd.) would reconnoiter the property, making maps of areas of interest taking samples and recording each sample on his sketched map.  He would chip away at sandstone outcroppings with his geological hand pick and visually analyze samples through a magnifying eyepiece looking for alterations in the sandstone typical of those associated with known uranium deposits in the Athabasca Basin.  This type of alteration was known as the “Illite” alteration.  He would take the best 50 or so samples and send them to an assay laboratory for geochemical analysis to determine the extent of Illite alteration, if any, in each of the samples.  In the event that our geological consultant recommended a further exploration program and if approved by our management, we would embark upon a Phase II mineral exploration program.  The estimated cost of this Phase II exploration program was $140,000.

We had no proven, possible and implied reserves on our mineral Claim.  Depending upon the outcome of our mineral exploration programs an economic feasibility study would be undertaken to determine proven, possible and implied reserves prior to making any production decisions.  We could expend many millions of dollars on exploration activities prior to determining if a feasibility study was warranted or not.

Our Claim remained in good standing until May 2015. The expenditure of $15,000 on that program would have extended the good standing date by one year. The minimum amount of exploration expenditure required to keep the Claim in good standing was either the payment of $15,000 annually to the Province of Saskatchewan for the first eight years or incurring at least $15,000 of exploration work on our Claim each year for the first eight years. Amounts expended over $15,000 per year in the first eight years would count as a credit for expenditures required in subsequent years.

We were unable to raise the necessary annual funding of $15,000 to keep the mineral Claim in good standing and in May 2015, the Company forfeited its legal and beneficial ownership interest in the MC00000266 mining Claim, which was held in trust for the Company, for non-payment. As of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

The Company’s business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium. Our geological consulting firm is well experienced in the mineral exploration business and will provide us with the expected costs of exploration to determine the commercial viability of the prospect.

Plan of Operation

Our business plan is to locate viable prospects and proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium.  Upon acquisition we intend to proceed with an initial (Phase I) exploration program as recommended by our consulting geologist.

Operating Budget for the Fiscal Year Beginning December 1, 2013.

The operating budget for the fiscal year commencing December 1, 2013 consisted of search for, and acquisition of a new mineral property, planned expenditures for Phase I of a mineral exploration program, as described above, and for necessary legal and accounting expenses. Management’s estimate of our planned expenditures by category for our current fiscal year is set forth below:

Expense Category

Search for viable mining claim	10,000
Acquisition of mining claim	20,000
Mining exploration	15,000
Legal, Accounting	20,000

Totals	$65,000

We were unable to raise the necessary annual funding of $15,000 to keep the mineral claim in good standing and in May 2015, the Company forfeited its legal and beneficial ownership interest in the MC00000266 mining Claim, which was held in trust for the Company, for non-payment. As of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

We were also unable to raise the necessary funding to pay for the legal and accounting expenses to keep current with our SEC filings and consequently became delinquent in our SEC filings.

Results of Operations for the Three Months Ended May 31, 2014 and compared to the Three months Ended May 30, 2013

We are currently in the exploration stage of our business and have generated no revenue to date.

For the three months ended May 31, 2014 and May 31, 2013, we incurred a net loss of $9,027 and $ 12,127 respectively.  Our expenses for the three months ended May 31, 2014 (compared to May 31, 2013) consisted of accounting and audit fees of $5,638( $ 9,125), legal fees of $0 ($ 300), general and administrative expenses of $1,061 ($1,584), and interest expense of $153 ($1,118).

Results of Operations for the Six Months Ended May 31, 2014 and compared to the Six months Ended May 30, 2013

We are currently in the exploration stage of our business and have generated no revenue to date.

For the six months ended May 31, 2014 and May 31, 2013, we incurred a net loss of $26,383 and $14,188 respectively.  Our expenses for the six months ended May 31, 2014 (compared to May 31, 2013) consisted of accounting and audit fees of $14,213 ($ 9,125), legal fees of $6,014 ($ 300), general and administrative expenses of $5,196 ($3,127), and interest expense of $960 ($1,636).

We expected that our expenses and our net losses would increase as significantly as we undertook the planned exploration of a mineral Claim, but due to lack of funding we were subsequently unable to proceed planned exploration work.

Liquidity and Capital Resources

As of May 31, 2014, we had total current assets of $162, consisting of cash.  We had current liabilities of $21,806 as of May 31, 2014.  Accordingly, we had working capital deficit of $21,644 as of May 31, 2014.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $96,076 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company may be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Operating Activities

During the six months ended May 31, 2014, we used $22,427 in operating activities compared to $12, 252 during the six months ended May 31, 2013, an increase of $9,995. During the six months ended May 31, 2014 we incurred a net loss of $26,383, reduced our balance of prepaid expenses by $1,178 and increased our balance of accounts payable and accrued liabilities by $1,818 and accrued interest – related parties by $960. By comparison, during the six months ended May 31, 2013, we incurred a net loss of $14,188, increase our balance of accounts payable and accrued expenses by $300 and our balance of accrued interest – related parties by $1,636.

Investing Activities

During the six months ended May 31, 2014, we neither generated nor used funds in investing activities, compared to $10,000 used in investing activities during the six months ended May 31, 2013, a decrease of $10,000. During the six months ended May 31, 2013, we paid $10,000 to acquire a 100% beneficial ownership interest in a Uranium mineral claim located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.

Financing Activities

During the six months ended May 31, 2014, we generated $21,085 from financing activities compared to $5,000 during the six months ended May 31, 2013, an increase of $16,085. During the six months ended May 31, 2014 we received $12,935 by way of advance form related party and $8,150 net proceeds from the sale of shares of our common stock .By comparison, during the six months ended May 31, 2013, we received $5,000 by way of note receivable from related party.

As outlined above, we expected to spend approximately $65,000 toward the initial implementation of our business during the fiscal year ended November 30, 2014.  We would therefore require some additional financing in order to pursue the exploration activities we had planned for the immediate future.  In addition, we would require significant additional capital in order to undertake commercial uranium production on our mineral claims following completion of our planned exploration activities.  We did not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.  There could be no assurance that such additional financing would be available to us on acceptable terms, or at all.

Subsequently, we were unable to raise the necessary to perform any exploration work and the Company forfeited its legal and beneficial ownership interest in the MC00000266 mining Claim, which was held in trust for the Company, for non-payment. As of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

We were also unable to raise the necessary funding to pay for the legal and accounting expenses to keep current with our SEC filings and consequently became delinquent in our SEC filings.

The Company’s new Director and Secretary, Mark Rodenbeck, offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

The basic legal and accounting expenses were subsequently funded as follows:

In April 2015, Mr. Rodenbeck advanced $14,977 to the Company for working capital, the advance was unsecured, interest free and due on demand.

In September 2015, Mr. Rodenbeck advanced a further $19,688 to the Company for working capital, the advance was unsecured, interest free and due on demand.

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2014.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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

As of May 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of May 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individual serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review,.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue.  Management believes that the material weakness in its controls and procedures references did not have an effect on our financial results.

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

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding, nor were we a party to any pending legal proceeding during the period ended May 31, 2014.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.   Proceeds were used to fund the Company’s day to day business operations.  The shares were sold to pursuant to our registration statement on Form S1 that went effective on November 13, 2013.

Item 3.  Defaults upon Senior Securities

No senior securities were issue and outstanding during the three and six months ended May 31, 2014 or 2013.

Item 4.  Mining Safety Disclosures

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the three and six month periods ending May 31, 2014 and 2013, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and six month periods ending May 31, 2013 and 2014.

Item 5.  Other Information

On February 17, 2015, our Board of Directors appointed Mark Rodenbeck to serve as an additional Director  effective immediately and to continue until his successor is chosen at the next annual meeting of the Company’s shareholders.

On February 17, 2015, Dale Rasmussen tendered his resignation as the Company’s Secretary effective as of the same date.  Mr. Rasmussen’s resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The Board accepted Mr. Rasmussen’s resignation and appointed Mr. Rodenbeck to serve as the Company’s Secretary until his successor is chosen at the next annual meeting of the Board of Directors.

Mr. Rasmussen continues to be our Chief Executive and Chief Financial Officer.

On May 3. 2015 the Company was in default on the terms of the acquisition of its mining Claim.  The requisite exploration and development expenditures had not been made and as of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

Item 6.  Exhibits

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

31.3	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

32.3	Certification of Principal Accounting Officer pursuant to Section 906

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 21, 2015.

Mascota Resources Corp.

By	/s/ Dale Rasmussen
Dale Rasmussen, President, Chief Executive Officer and Chief Financial Officer

By:	/s/ Mark Rodenbeck
Mark Rodenbeck, Secretary