Form 10-Q
period 2014-08-31
MASCOTA RESOURCES CORP.
filed 2015-11-16
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of November 9, 2015, the Company had 3,100,000 shares of common stock outstanding.

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 31,	November 30,
	2014	2013

ASSETS

Current Assets
Cash	$-	$1,504
Prepaid Expenses	-	1,178
Total Current Assets	-	2,682

Investment in Mining Rights	10,000	10,000

Total Assets	$10,000	$12,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Checks drawn in excess of bank balance	$25	$-
Accounts Payable	12,136	6,900
Accrued Interest, Related Parties	375	1,975
Note Payable, Related Parties	15,310	58,500
Total Current Liabilities	27,846	67,375

Total Liabilities	27,846	67,375

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
3,100,000 and 2,000,000 shares issued and outstanding, as of
August 31, 2014 (unaudited) and November 30, 2013, respectively	3,100	2,000
Additional paid in capital	81,332	13,000
Accumulated deficit	(102,278)	(69,693)
Total Stockholders' Deficit	(17,846)	(54,693)

Total Liabilities and Stockholders' Deficit	$10,000	$12,682

MASCOTA RESOURCES CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	1,230	4,757	15,443	13,882
Legal fees	2,925	2,194	8,939	2,494
General and administrative	1,824	3,272	7,020	6,399
Total Expenses	5,979	10,223	31,402	22,775

Operating loss	(5,979)	(10,223)	(31,402)	(22,775)

Interest expense - Note 6	223	803	1,183	2,439

Net loss	(6,202)	(11,026)	(32,585)	(25,214)

Basic and Diluted loss per share	(0.00)	(0.01)	(0.01)	(0.01)

Weighted average number of shares outstanding - basic	3,100,000	2,000,000	3,072,840	2,000,000

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period From November 30, 2012 to August 31, 2014
(Unaudited)

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Deficit
	Shares	Amount	Capital	Deficit	Total

Balances at November 30, 2012	2,000,000	$2,000	$13,000	$(30,740)	$(15,740)

Net loss for the year	-	-	-	(38,953)	(38,953)

Balances at November 30, 2013	2,000,000	2,000	13,000	(69,693)	(54,693)

Shares issued for cash, net of commission	1,100,000	1,100	7,050	-	8,150

Forgiveness of shareholders notes and interest	-	-	61,282	-	61,282

Net loss for the period	-	-	-	(32,585)	(32,585)

Balances at August 31, 2014	3,100,000	$3,100	$81,332	$(102,278)	$(17,846)

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(32,585)	$(25,214)
Change in operating assets and liabilities:
Prepaid expenses	1,178	807
Accounts payable and accrued liabilities	5,236	2,194
Accrued interest, related parties	1,182	2,439
Checks Drawn in excess of bank balance	25	-
Net Cash provided by operating activities	(24,964)	(19,774)

Cash Flows from Investing Activities
Acquisition of mineral property	-	(10,000)
Net Cash (used by) Investing Activities	-	(10,000)

Cash Flows from Financing Activities
Shares sold for cash net of commission	8,150	-
Notes payable, related parties	15,310	15,000
Net Cash provided by Financing Activities	23,460	15,000

Net Increase (decrease) in cash	(1,504)	(14,774)

Cash at beginning of period	1,504	19,877

Cash at end of period	$-	$5,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non- Cash Investing and financing activities
Forgiveness of related party notes and interest	$61,282	$-
Refinancing of note payable to related party	$-	$38,500
Refinancing of accrued interest on note payable to related party	$-	$(1,383)

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
 (Unaudited)

Note 1  Nature of Operations

Mascota Resources Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on November 3, 2011. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

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

Note 2  Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $102,278 since its inception through August 31, 2014 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
 (Unaudited)

Note 3  Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in US dollars. The Company has adopted a November 30 year end.

Unaudited Interim Financial Statements
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three and nine months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2013 included in our Form S1 filed with the SEC.

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

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
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

In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of August 31, 2014, none of our mineralized material met the definition of proven or probable reserves.

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

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
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

Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 presentations.

Investments in Mining Rights
Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs. These costs will be amortized when extraction begins.

Mine Development Costs
Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted. As of August 31, 2015, none of the mine concessions met the requirements for qualification as having proven reserves.

Impairment of Long-Lived and Intangible Assets
In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine month periods ended August 31, 2014.

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

The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. As of August 31 2014, the Company has no mineral claims for which provision for ARO may be required.

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

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
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

Net Income (Loss) Per Share
In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine months ending August 31, 2014 or 2013.

Other Comprehensive Income (Loss)
The Company reports as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three and nine month periods ended August 31, 2014 and 2013, the Company did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting
Management treats the operation of the Company as one segment.

New Accounting Pronouncements
The Company has  reviewed  all  recently  issued,  but not  yet  effective,  accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material  impact on its  financial  condition  or the results of its operations.

Note 4  Investment in Mining Rights

On May 3, 2013, the Company’s consulting geologist acquired a 100% legal and beneficial ownership interest in a Uranium mineral claim for $10,000, paid by the Company, which he held in trust for the Company pursuant to a Mineral Claim Trust Agreement, dated May 3, 2013. The Mineral Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.

The required exploration and development expenditures to keep the Claim active were not made as required by the Agreement. The ownership interest lapsed on May 3, 2015 and as of the date of filing this Form 10Q, the Company no longer holds a beneficial interest in the Claim.

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
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

On May 8, 2013, the Company President Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matures on December 31, 2016.

On June 4, 2013, the Company President, Maria Ponce, loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note was unsecured, bore interest at 6% per annum, and matures on December 31, 2016.

On September 19, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matures on December 31, 2016.

As of November 30, 2013, a total of $58,500 principal and accrued interest of $1,975 was due to Ms. Ponce under these notes.

Effective March 10, 2014, our President forgave these loans totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, we recognized the gain in additional paid in capital.

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

On March 19, 2014, the new President, Dale Rasmussen, loaned $12,935 to the Company at an interest rate of 6%. Interest of $348 was accrued on this advance as of August 31, 2014. The loan was not memorialized in a Promissory Note.
On June 24, 2014, the new President, Dale Rasmussen, loaned $2,375 to the Company at an interest rate of 6%. Interest of $27 was accrued on the advance as of August 31, 2014. The loan was not memorialized in a Promissory Note.

During three month period ended August 31, 2014, the Company incurred interest expense of $223 (2013: $803) and during the nine month period ended August 31, 2014, the Company incurred interest expense of $1,183 (2013: $2,439) on related party loans respectively. Total accrued interest on related party notes as of August 31, 2014 was $375 (November 30, 2013 - $1,975).

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
 (Unaudited)

Note 6  Stockholders’ Deficit

Authorized Share Capital

The authorized share capital of the Company consists of 90,00,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Preferred Stock

No preferred stock has been issued or outstanding since November 3, 2011 (Inception) to date.

Common Stock

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.

As of August 31, 2014, the Company had 3,100,000 (November 30, 2013 - 2,000,000) shares of common stock issued and outstanding.

Additional Paid In Capital

Effective March 10, 2014, our President, forgave the repayment of loans she had made to the Company totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, we recognized the gain in additional paid in capital.

Note 7  Related Party Transactions

On May 8, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matures on December 31, 2016.

On June 4, 2013, the Company President, Maria Ponce, loaned $10,000 to the Company and the Company issued a promissory note in the amount of $10,000. The promissory note was unsecured, bore interest at 6% per annum, and matures on December 31, 2016.

On September 19, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company and the Company issued a promissory note in the amount of $5,000. The promissory note was unsecured, bore interest at 6% per annum, and matures on December 31, 2016.

As of November 30, 2013, a total of $58,500 principal and accrued interest of $1,975 was due to Ms. Ponce under these notes.

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine month Periods ended August 31, 2014 and 2013
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

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after August 31, 2014 for which disclosure is required.

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

Results of Operations for the Three Months Ended August 31, 2014 and compared to the Three months Ended August 30, 2013

We are currently in the exploration stage of our business and have generated no revenue to date.

For the three months ended August 31, 2014 and August 31, 2013, we incurred a net loss of $6,202 and $ 11,026 respectively.  Our expenses for the three months ended August 31, 2014 (compared to August 31, 2013) consisted of accounting and audit fees of $1,230 ( $ 4,757), legal fees of $2,925 ($ 2,194), general and administrative expenses of $1,824 ($3,272), and interest expense of $223 ($803).

Results of Operations for the Nine Months Ended August 31, 2014 and compared to the Nine months Ended August 31, 2013

We are currently in the exploration stage of our business and have generated no revenue to date.

For the nine months ended August 31, 2014 and August 31, 2013, we incurred a net loss of $32,585 and $25,214 respectively.  Our expenses for the nine months ended August 31, 2014 (compared to August 31, 2013) consisted of accounting and audit fees of $15,443 ($ 13,882), legal fees of $8,939 ($ 2,494), general and administrative expenses of $7,020 ($6,399), and interest expense of $1,183 ($2,439).

We expected that our expenses and our net losses would increase as significantly as we undertook the planned exploration of a mineral Claim, but due to lack of funding we were subsequently unable to proceed planned exploration work.

Liquidity and Capital Resources

As of August 31, 2014, we had total current assets of $0, consisting of cash.  We had current liabilities of $27,846 as of August 31, 2014.  Accordingly, we had working capital deficit of $27,486 as of August 31, 2014.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $102,278 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

During the nine months ended August 31, 2014, we used $24,964 in operating activities compared to $19,774 during the nine months ended August 31, 2013, an increase of $5,190. During the nine months ended August 31, 2014 we incurred a net loss of $32,585, reduced our balance of prepaid expenses by $1,178 and increased our balance of accounts payable and accrued liabilities by $5,236 and accrued interest – related parties by $1,183. By comparison, during the nine months ended August 31, 2013, we incurred a net loss of $25,214, reduced our balance of prepaid expenses by 807 and increase our balance of accounts payable and accrued expenses by $2,194 and our balance of accrued interest – related parties by $2,439.

Investing Activities

During the nine months ended august 31, 2014, we neither generated nor did used funds in investing activities, compared to $10,000 used in investing activities during the nine months end August 31, 2013, a decrease of $10,000.  During the nine months ended August 31, 2013, we paid $10,000 to acquire a 100% beneficial ownership interest in a Uranium mineral claim located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.

Financing Activities

During the nine months ended August 31, 2014, we generated $23,485 from financing activities compared to $15,000 during the nine months ended August 31, 2013, an increase of $8,485. During the nine months ended August 31, 2014 we received $15,310 by way of advance form related party and $8,150 net proceeds from the sale of shares of our common stock, and bank over draft of $25 .By comparison, during the nine months ended August 31, 2013, we received $15,000 by way of a note receivable from a related party.

As outlined above, we would require significant additional capital in order to undertake commercial uranium production on our mineral claims following completion of our planned exploration activities. We did not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There could be no assurance that such additional financing would be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2014.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

As of August 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of August 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses.  Inasmuch as we only have one individual serving as our officer and employee, we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review.  Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue.  Management believes that the material weakness in its controls and procedures did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding, nor were we a party to any pending legal proceeding during the period ended August 31, 2014.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

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

Item 3.  Defaults upon Senior Securities

No senior securities were issue and outstanding during the three and nine months ended August 31, 2014 or 2013.

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

During the three and nine month periods ending August 31, 2014 and 2013, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three and nine month periods ending August 31, 2013 and 2014.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015.

Mascota Resources Corp.

By	/s/ Dale Rasmussen
Dale Rasmussen, President, Chief Executive Officer and Chief Financial Officer

By:	/s/ Mark Rodenbeck
Mark Rodenbeck, Secretary