Form 10-K
period 2014-11-30
MASCOTA RESOURCES CORP.
filed 2016-07-26
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 333-190265

MASCOTA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29409 232nd Ave. SE Black Diamond, WA 98010
(Address of principal executive offices)

Registrant’s telephone number: (206) 818-4799

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☒  No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do note check if a smaller reporting company)

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
As of July 22, 2016, the Company had 3,890,750 shares of its common stock, par value $0.001, issued and outstanding.

PART I

ITEM 1.       BUSINESS

We are an exploration stage mineral company.

On May 3, 2013, our consulting geologist acquired a 100% legal and beneficial ownership interest in the MC00000266 mining claim (hereafter the “Claim”) which held in trust for us.  The Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It was located on provincial lands administered by the Province of Saskatchewan.  The legal and ownership rights on the claim were limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Claim totaled roughly 2,014 acres or 3.15 square miles in size and was located approximately 25 miles north of the community of Points North, Saskatchewan.

The Claim comprised an irregular shaped block approximately 3 miles long and one mile wide located approximately 6 miles east of a significant uranium occurrence known as Laroque Lake.  Historic exploration work showed that the Claim was located within an area that has potential for uranium mineralization.

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

Our consulting geologist had recommended that Phase I of exploration work on our Claim should consist of prospecting to determine if samples of the Athabasca sandstone exposed on the ground within our mineral claim area, exhibited alterations typical of those associated with known uranium deposits in the Athabasca Basin.  The total estimated cost of the proposed Phase I program was $15,000.  The initial prospecting would collect and assay "grab samples."  This was a process whereby the prospector (in our case Carl von Einsiedel, P Geol and owner of Ram Explorations Ltd.) would reconnoiter the property, making maps of areas of interest taking samples and recording each sample on his sketched map.  He would chip away at sandstone outcroppings with his geological hand pick and visually analyze samples through a magnifying eyepiece looking for alterations in the sandstone typical of those associated with known uranium deposits in the Athabasca Basin.  This type of alteration is known as the “Illite” alteration.  He would take the best 50 or so samples and send them to an assay laboratory for geochemical analysis to determine the extent of Illite alteration, if any, in each of the samples.  In the event that our geological consultant recommended a further exploration program and if approved by our management, we would embark upon a Phase II mineral exploration program.  The estimated cost of this Phase II exploration program was $140,000.

We had no proven, possible or implied reserves on our mineral Claim.  Depending upon the outcome of our mineral exploration programs, an economic feasibility study would be undertaken to determine proven, possible and implied reserves prior to making any production decisions.  We could expend many millions of dollars on exploration activities prior to determining if a feasibility study was warranted or not.

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

We were unable to raise the necessary annual funding of $15,000 to keep the mineral Claim in good standing and in May 2015, the Company forfeited its legal and beneficial ownership interest in the MC00000266 mining Claim, which was held in trust for the Company, for non-payment. As of the date of filing this Form 10K, the Company no longer holds a beneficial interest in the Claim.

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

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  Our operations are not yet well-established and our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of any Mineral Claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities. If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the mineral claim if a commercial viable deposit is found to exist.

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

Employees

We have no employees as of the date of this prospectus other than Dale Rasmussen who serves as the Company’s President, CEO and CFO, and Mark Rodenbeck who serves as the Company’s Secretary.  Our Officers receive no compensation for their services to the Company.

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

ITEM 1A.    RISK FACTORS

As a “smaller reporting company” we are not required to provide information required by this item.

ITEM 2.       PROPERTIES

We do not own any real estate or other properties.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2014
Quarter Ended	High $	Low $
November 30, 2014	6.00	6.00
August 31, 2014	6.00	6.00
May 31, 2014	10.00	6.00
February 28, 2014	N/A	N/A

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

Holders of Our Common Stock

As of July 22, 2016, we had 3,890,750 shares of our common stock issued and outstanding, held by thirty-two (32) shareholders of record.

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

Once we identify and purchase a mineral claim, our geological consulting firm can either provide all of the geological services which we will require or sub-contract out these services to others.

Results of Operations

We are currently in the exploration stage of our business and have generated no revenue to date.  For the fiscal year ended November 30, 2014, we incurred operating expenses of $35,491 and a net loss of $(36,902), compared to $45,595 and $(48,953) for the fiscal year ended November 30, 2013.  Our expenses consisted of accounting and audit fees of $19,113, legal fees of $10,252, other general and administrative expenses of $6,126, mineral property acquisition costs of $0, and interest expense of $1,411.  In comparison, for the fiscal year ended November 30, 2013, our expenses consisted of accounting and audit fees of $17,578, legal fees of $8,200, general and administrative expenses of $9,817, mineral property acquisition costs of $10,000, and interest expense of $3,358.

We expect that our expenses and our net losses will continue to increase as we continue with our business plan.

Liquidity and Capital Resources

As of November 30, 2014, we had total current assets of $0 and current liabilities of $32,163. Accordingly, we had working capital deficit of $(32,163) as of November 30, 2014.

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  There is no formal written commitment for continued support by shareholders or officer and directors.  The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company’s sole officers and directors, Dale Rasmussen and Mark Rodenbeck, have loaned the Company the following amounts:

Date	Amount
March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
April 2015	14,977
September 2015	19,688
January 2016	20,150
Total	$71,251

The amounts are unsecured, bear 6% interest per annum, and are due on demand.  Accrued interest and interest expense totaled $604 as of and for the year ended November 30, 2014.

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $116,595 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2014 and 2013;
F-3	Statements of Operations for the periods ended November 30, 2014 and 2013 and the period from Inception (November 3, 2011) through November 30, 2014;
F-4	Statement of Stockholders’ Equity (Deficit) from Inception (November 3, 2011) to November 30, 2014;
F-5	Statements of Cash Flows for the periods ended November 30, 2014 and 2013 and the period from Inception (November 3, 2011) through November 30, 2014;
F-6	Notes to Financial Statements

MASCOTA RESOURCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014 and 2013

(Stated in US Dollars)

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mascota Resources Corp.
Ogden Utah

We have audited the accompanying balance sheet of Mascota Resources Corp. (the Company) as of November 30, 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Mascota Resources Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
July 20, 2016

MASCOTA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2014	2013
		(Restated, Unaudited)
ASSETS
Current Assets
Cash	$-	$1,504
Prepaid Expenses	-	1,178
Total Current Assets	-	2,682

Total Assets	$-	$2,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	15,123	6,900
Accrued Interest, Related Parties	604	1,975
Note Payable, Related Parties	16,436	58,500
Total Current Liabilities	32,163	67,375

Total Liabilities	32,163	67,375

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 90,000,000 shares authorized,
3,100,000 and 2,000,000 shares issued and outstanding, as of
November 30, 2014 and November 30, 2013, respectively	3,100	2,000
Additional Paid-in Capital	81,332	13,000
Accumulated Deficit	(116,595)	(79,693)
Total Stockholders' Deficit	(32,163)	(64,693)

Total Liabilities and Stockholders' Deficit	$-	$2,682

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	November 30,
	2014	2013
		(Restated, Unaudited)
Revenue	$-	$-

Operating Expenses
General and administrative	35,491	35,595
Mineral property expense	-	10,000
Total Expenses	35,491	45,595

Operating loss	(35,491)	(45,595)

Interest expense	1,411	3,358

Net loss	(36,902)	(48,953)

Basic and Diluted loss per share	(0.01)	(0.02)

Weighted average number of shares outstanding - basic	3,081,918	2,000,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended November 30, 2014 and 2013

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Deficit
	Shares	Amount	Capital	Deficit	Total
Balances at November 30, 2012 (unaudited)	2,000,000	$2,000	$13,000	$(30,740)	$(15,740)

Net loss for the year (Restated, Unaudited)	-	-	-	(48,953)	(48,953)

Balances at November 30, 2013(Restated, Unaudited)	2,000,000	2,000	13,000	(79,693)	(64,693)

Shares issued for cash, net of commission	1,100,000	1,100	7,050	-	8,150

Forgiveness of shareholder’s notes and interest	-	-	61,282	-	61,282

Net loss for the year	-	-	-	(36,902)	(36,902)

Balances at November 30, 2014	3,100,000	$3,100	$81,332	$(116,595)	$(32,163)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,
	2014	2013
		(Restated, Unaudited)

Cash Flows from Operating Activities
Net loss	$(36,902)	$(48,953)
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,178	822
Increase in accounts payable	8,223	6,400
Increase in accrued interest, related parties	1,411	3,358
Net Cash provided by Operating Activities	(26,090)	(38,373)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Shares sold for cash, net of commission	8,150	-
Notes payable, related parties	16,436	20,000
Net Cash provided by Financing Activities	24,586	20,000

Net Increase (decrease) in cash	(1,504)	(18,373)

Cash at beginning of period	1,504	19,877

Cash at end of period	$-	$1,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities
Forgiveness of related party notes and interest	$61,282	$-
Refinancing of note payable to related party	$-	$35,000
Refinancing of accrued interest on note payable to related party	$-	$3,500

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2014 and 2013
(Disclosures pertaining to the year ended November 30, 2013 are unuaudited.)

Note 1     Nature of Operations and Basis of Presentation

Mascota Resources Corp. (“the Company,” “we,” “us,” or “our”) was incorporated in the state of Nevada on November 3, 2011. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 9, 2011, the Company incorporated a wholly-owned subsidiary, MRC Exploration LLC (“MRC”), in the State of Nevada for the purpose of mineral exploration.

During May 2013, MRC acquired a Uranium mineral claim located in the Athabasca Basin, within the Province of Saskatchewan, Canada (the “Claim”). Subsequently, the required exploration and development expenditures were not made and the ownership interest in the Claim lapsed on May 3, 2015 and as of the date of filing this Form 10K, the Company no longer holds a beneficial interest in the Claim.

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

The Company’s prior registered public accounting firm, which issued an unqualified opinion with going concern explanatory paragraph on the Company’s financial statements as of and for the year ended November 30, 2013 previously included in the Company’s 2013 Form 10-K, is currently under sanction by the SEC and thus cannot re-issue their opinion on the 2013 financial statements shown comparatively with the accompanying 2014 financial statements.  Rather than having its new registered public accounting firm re-audit prior years, the Company has elected to present its 2013 financial statements as unaudited.

Note 2     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $116,595 since its inception through November 30, 2014 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period, if applicable.

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

Exploration Stage Accounting
The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities." Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders' deficit and cash flows disclosed activity since the date of its Inception (November 3, 2011). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements.

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

In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of November 30, 2014, none of our mineralized material met the definition of proven or probable reserves.

Cash Equivalents
The Company considers all short term investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Mining Rights
Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs. These costs will be amortized when extraction begins. Mining rights the Company acquired in 2013 and held briefly but never developed further were expensed upon acquisition (Note 9).

Mine Development Costs
Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted. As of November 30, 2014, none of the Company’s mine concessions met the requirements for qualification as having proven reserves, and no mine development costs had been incurred.

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

Net Income (Loss) Per Share
In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the year end November 30, 2014 or 2013.

New Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 4     Investment in Mining Rights

On May 3, 2013, the Company’s consulting geologist acquired a 100% legal and beneficial ownership interest in a Uranium mineral claim for $10,000, paid by the Company, which he held in trust for the Company pursuant to a Mineral Claim Trust Agreement, dated May 3, 2013. The Mineral Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada. The required exploration and development expenditures to keep the Claim active were not made as required by the Agreement. The ownership interest lapsed on May 3, 2015 and as of the date of filing this Form 10-K, the Company no longer holds a beneficial interest in the Claim. The claim was initially recorded as an asset upon acquisition.  The Company has determined that proper recognition was to have recorded an expense, and has restated its November 30, 2013 financial statements accordingly (Note 9).

Note 5     Related Party Transactions

On November 28, 2011, the Company President, Maria Ponce, loaned $35,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2013. On April 24, 2013, the Company entered into a debt refinancing arrangement with the President such that the original note plus accrued interest of $3,500 as of April 28, 2013, aggregating $38,500, matured on December 31, 2016. This revised note was unsecured and bore interest at 6%.

On May 8, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On June 4, 2013, the Company President, Maria Ponce, loaned $10,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On September 19, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

As of November 30, 2013, a total of $58,500 principal and accrued interest of $1,975 was due to Ms. Ponce under these notes.  Effective March 10, 2014, our President forgave these loans totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, the gain was recognized in additional paid-in capital.

Ms. Ponce resigned as the Company’s President on March 17, 2014.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or officer and directors. The following advances are considered temporary in nature and have not been formalized by a promissory note.

The Company’s new President, Dale Rasmussen, loaned the Company the following amounts:

Date	Amount
March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
Total, November 30, 2014	$16,436

The amounts are unsecured, bear 6% interest per annum, and are due on demand.  Accrued interest and interest expense totaled $604 as of and for the year ended November 30, 2014. The loans were repaid with the Company’s common and preferred stock, and accrued interest forgiven by Mr. Rasmussen in June 2016 (Note 8).

Note 6     Stockholders’ Deficit

Authorized Share Capital

The authorized share capital of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Preferred Stock

No preferred stock had been issued or outstanding since November 3, 2011 (Inception) through November 30, 2014.  On June 28, 2016, the Company issued 50,000 shares of its preferred stock to one of its Directors in satisfaction of a loan made to the Company (Note 8).

Common Stock

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.

As of November 30, 2014 and 2013, the Company had 3,100,000 and 2,000,000 shares of common stock issued and outstanding, respectively.

Additional Paid-In Capital

Effective March 10, 2014, our President, forgave the repayment of loans she had made to the Company totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, we recognized the gain in additional paid in capital.

Note 7     Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized to the extent that realization of those assets is considered to be more likely than not.  A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Provisions are made for the U.S. income tax liability and additional non-U.S. taxes on the undistributed earnings of non-U.S. subsidiaries, except for amounts Mascota Resources has designated to be indefinitely reinvested.

The Company records benefits for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities’ full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statements of Operations.

Net deferred tax assets (liabilities) consist of the following components as of November 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$17,489	$11,954
Valuation allowance	(17,489)	(11,954)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended November 30, 2014 and 2013 due to the following:

	2014	2013

Book Loss (15% statutory rate)	$(5,535)	$(7,300)
Change in valuation allowance	5,535	7,300

Tax at effective rate	$-	$-

At November 30, 2014, the Company had net operating loss carryforwards of approximately $116,595 that may be offset against future taxable income from the year 2015 through 2034.  No tax benefit has been reported in the December 31, 2015 or 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company’s operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended November 30, 2014, 2013, and 2012.

Note 8     Subsequent Events

On February 17, 2015, the Board of Directors appointed Mark Rodenbeck to serve as an additional Director of the Company.

On February 17, 2015, Dale Rasmussen tendered his resignation as the Company’s Secretary effective as of the same date.  Mr. Rasmussen’s resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The Board accepted Mr. Rasmussen’s resignation and appointed Mr. Rodenbeck to serve as the Company’s Secretary.  Mr. Rasmussen continues to be the Company’s Chief Executive and Chief Financial Officer.

Mr. Rodenbeck made to the Company the following advances, which are unsecured, bear interest at 6% per annum, and due on demand:

Date	Amount
April 2015	$14,977
September 2015	$19,688
January 2016	$20,150

On June 21, 2016, 2,000,000 shares of common stock owned by Maria Ponce, the Company’s former President, were canceled and returned to treasury.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Rasmussen’s loans made to the Company totaling $16,436.  Mr. Rasmussen further agreed to forgive all accrued interest due on those loans.

On June 28, 2016, the Company also issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Rodenbeck’s loans made to the Company totaling $54,815.  Mr. Rodenbeck also agreed to forgive all accrued interest due on those loans.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after November 30, 2014 for which disclosure is required.

Note 9     Restatement

In May 2013, the Company acquired an interest in a Uranium mineral claim for $10,000 that lapsed in 2015 (Note 4).  The claim was initially recorded as an asset upon acquisition.  The Company has determined that proper recognition was to have recorded an expense, due to the unlikelihood that the Company would ever recover the acquisition cost, and has restated its November 30, 2013 financial statements (unaudited) accordingly.  The effects of the restatement on the November 30, 2013 financial statements previously filed are as follows:

	Amount as
	Originally	Restatement	Restated
	Filed	Adjustment	Amount

As of November 30, 2013
Mineral Property (Asset)	$10,000	$(10,000)	$-
Accumulated deficit	(69,693)	(10,000)	(79,693)

Year Ended November 30, 2013
Mineral Property (Expense)	-	10,000	10,000
General and administrative expenses	35,595	10,000	45,595
Net loss	35,595	10,000	45,595
Net loss per share	$0.02	$0.01	$0.02

Weighted Ave Shares	2,000,000		2,000,000

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period ended November 30, 2014, there were no changes in or disagreements with accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended November 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers and their respective ages as of as of November 30, 2014 were as follows:

Name	Age	Position(s) and Office(s) Held
Dale Rasmussen	65	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Our directors and officers and their respective ages as of July 22, 2016 are as follows:

Name	Age	Position(s) and Office(s) Held
Dale Rasmussen	66	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mark Rodenbeck	68	Secretary and Director

Dale Rasmussen.   Dale L. Rasmussen has been the Chairman of Digi Holdings, a private company, since 2012.  Mr. Rasmussen is also a board member of West Mountain Gold, a publicly traded company, and Greenwood Energy, a private company.  Since 2012 Mr. Rasmussen has been a consultant to several other development stage companies either considering, or on the path to becoming, publicly traded. Mr. Rasmussen served as a director of Quantum Fuel System Technologies Worldwide between 2000 and 2012. While with Quantum, Mr. Rasmussen's responsibilities included acquisitions, joint ventures, strategic alliances and investor and shareholder relations. Mr. Rasmussen was a founding member of Fisker Automotive and served as a director of Fisker since its formation in November 2007 until February 2010. Fisker Automotive, the "Green American" car company that was co-founded by Quantum and Henrik Fisker, was awarded a $528.7 million loan by the U.S. Department of Energy to develop and manufacture plug-in hybrid vehicles, including the Fisker Karma. Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies (now Fuel Systems Solutions) from 1989 through 2005, joining IMPCO in 1984 as Vice President of Finance and Administration and corporate Secretary. While at IMPCO, Mr. Rasmussen's area of expertise was mergers and acquisitions, strategic planning and investor relations. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years, responsible for managing the bank's investment portfolio and branch and corporate development. Mr. Rasmussen is a graduate of Western Washington University and Pacific Coast Banking School, University of Washington.

Mark Rodenbeck.  Mark Rodenbeck graduated (cum laude with Dean's List honors) from Northwood Institute with B.S. Degree in Business Administration in 1970.  Between 1970 and 1976, Mr. Rodenbeck worked as Geneneral Manager, and then District Manager, for Foodplex Inc., a large operator of fast food restaurants.  In 1976 he became President and 50% owner of Damark Inc. which owned and operated 6 fast food restaurants in Michigan.  In 1981, Mr. Rodenbeck sold his restaurants and moved to Denver, Colorado, and became a stockbroker.  In 1984, he was promoted to Branch Manager of Engler & Budd, a Minneapolis based brokerage firm.  In 1995 co-founded Colorado Ceramic Tile, Inc. as a 50% owner and officer.   Mr. Rodenbeck retired from Colorado Ceramic Tile in 2012.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees at this time because the functions of such committees can be adequately performed by the board of directors.

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

Code of Ethics

As of November 30, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maria Ponce, President, CEO, CFO, Secretary and Director (1)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Dale Rasmussen, President, CEO, CFO, Secretary and Director (2)	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Mark Rodenbeck (3)	2015	0	0	0	0	0	0	0	0

(1)	Maria Ponce resigned as the Company’s President, CEO, CFO, Secretary and Director on March 17, 2014.
(2)
Dale Rasmussen was appointed as the Company’s President, CEO, CFO, Secretary and Director on March 17, 2014 upon the resignation of Ms. Ponce.  On February 17, 2015, Dale Rasmussen resigned as the Company’s Secretary.

(3)	Mark Rodenbeck was appointed to serve as the Company’s Secretary on February 17, 2015.

Narrative Disclosure to the Summary Compensation Table

Our executive officers do not currently receive any compensation from the Company for their services as an officer of the Company.

Outstanding Equity Awards at Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the period ended November 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Maria Ponce	0	0	0	0	0	0	0	0	0

Dale Rasmussen	0	0	0	0	0	0	0	0	0

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Dale Rasmussen	0	0	0	0	0	0	0	0	0

Mark Rodenbeck	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for the period ended November 30, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maria Ponce	0	0	0	0	0	0	0

Dale Rasmussen	0	0	0	0	0	0	0

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dale Rasmussen	0	0	0	0	0	0	0

Mark Rodenbeck	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our Directors do not currently receive any compensation from the Company for their services as members of the Board of Directors of the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 22, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Dale Rasmussen	50,000	1.29%
Common	Mark Rodenbeck	2,740,750	70.44%
Common	Total all executive officers and directors	2,790,750	71.73%

Common	Other 5% Shareholders
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

On November 28, 2011, the Company President, Maria Ponce, loaned $35,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2013. On April 24, 2013, the Company entered into a debt refinancing arrangement with the President such that the original note plus accrued interest of $3,500 as of April 28, 2013, aggregating $38,500, matured on December 31, 2016. This revised note was unsecured and bore interest at 6%.

On May 8, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On June 4, 2013, the Company President, Maria Ponce, loaned $10,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

On September 19, 2013, the Company President, Maria Ponce, loaned $5,000 to the Company pursuant to a promissory note, which was unsecured, bore interest at 6% per annum, and matured on December 31, 2016.

As of November 30, 2013, a total of $58,500 principal and accrued interest of $1,975 was due to Ms. Ponce under these notes.  Effective March 10, 2014, our President forgave these loans totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, the gain was recognized in additional paid-in capital.

Ms. Ponce resigned as the Company’s President on March 17, 2014.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or officer and directors. The following advances are considered temporary in nature and have not been formalized by a promissory note.

The Company’s new President, Dale Rasmussen, loaned the Company the following amounts:

Date	Amount
March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
Total, November 30, 2014	$16,436

The amounts are unsecured, bear 6% interest per annum, and are due on demand.  Accrued interest and interest expense totaled $604 as of and for the year ended November 30, 2014.

On June 21, 2016, 2,000,000 shares of common stock owned by Maria Ponce, the Company’s former President, were canceled and returned to treasury.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Rasmussen’s loans made to the Company totaling $16,436.  Mr. Rasmussen further agreed to forgive all accrued interest due on those loans.

On June 28, 2016, the Company also issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Rodenbeck’s loans made to the Company totaling $54,815.  Mr. Rodenbeck also agreed to forgive all accrued interest due on those loans.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$18,363	$0	$750	$0

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)  Exhibits

Exhibit Number	Description
10.1	Promissory Note in the amount of $38,500 due December 31, 2016 (1)
10.2	Promissory Note in the amount of $5,000 due December 31, 2016 (1)
10.3	Promissory Note in the amount of $10,000 due December 31, 2016 (1)
10.4	Promissory Note in the amount of $5,000 due December 31, 2016 (2)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 20, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1)  Incorporated by reference to Form S-1 filed July 31, 2013.
(2)  Incorporated by reference to Form S-1/A filed September 11, 2013.
** Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of July 2016.

MASCOTA RESOURCES CORP.

By:	/s/ Dale Rasmussen
Dale Rasmussen
Title:	Chief Executive Officer (Principal Executive and Financial/Accounting Officer and Director)
Date:	July 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dale Rasmussen
Dale Rasmussen
Title:	Principal Executive, Financial/Accounting Officer and Director
Date:	July 25, 2016

By:	/s/ Mark Rodenbeck
Mark Rodenbeck
Title:	Secretary, Director
Date:	July 25, 2016