Form 10-K
period 2015-11-30
MASCOTA RESOURCES CORP.
filed 2016-11-08
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

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

Registrant's telephone number: (206) 818-4799

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do note check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $-0-

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 31, 2016, the Company had 3,890,750 outstanding shares of common stock.

PART I

ITEM 1.       BUSINESS

We are an exploration stage mineral company.  During the year ended November 30, 2015 we were an Inactive Registrant as that term is defined in Rule 3-11 of Regulation S-X  of the Securities and Exchange Commission.  As such, we are not required to present within our Form 10-K audited financial statements as of and for the year ended November 30, 2015.  Accordingly, we have included unaudited financial statements as of and for the year ended November 30, 2015 comparatively with our audited financial statements as of and for the year ended November 30, 2014.

On May 3, 2013, our consulting geologist acquired a 100% legal and beneficial ownership interest in the MC00000266 mining claim (hereafter the "Claim") which held in trust for us.  The Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It was located on provincial lands administered by the Province of Saskatchewan.  The legal and ownership rights on the claim were limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Claim totaled roughly 2,014 acres or 3.15 square miles in size and was located approximately 25 miles north of the community of Points North, Saskatchewan.

The Claim comprised an irregular shaped block approximately 3 miles long and one mile wide located approximately 6 miles east of a significant uranium occurrence known as Laroque Lake.  Historic exploration work showed that the Claim was located within an area that has potential for uranium mineralization.

Exploration of our Claim was required before a determination as to its viability could be made. We intended to conduct the first phase of our exploration program commencing in the late fall of 2014.  Upon the completion of the first phase and any additional exploration phase, we intended to request that our geological consultant review the results of each exploration program and report back to us with recommendations, if any, with regard to further exploration programs.  Each exploration phase of our exploration program would be dependent upon a number of factors such as our geological consultant's recommendations and our available funds.  We planned to have our consulting geologist, Carl von Einsiedel, and his firm, Ram Explorations Ltd., perform Phase I of our exploration program.  Ram Explorations was in the business of doing geological explorations and had capable staff on-board, or available through sub-contracting.

Our consulting geologist had recommended that Phase I of exploration work on our Claim should consist of prospecting to determine if samples of the Athabasca sandstone exposed on the ground within our mineral claim area, exhibited alterations typical of those associated with known uranium deposits in the Athabasca Basin.  The total estimated cost of the proposed Phase I program was $15,000.  The initial prospecting would collect and assay "grab samples."  This was a process whereby the prospector (in our case Carl von Einsiedel, P Geol and owner of Ram Explorations Ltd.) would reconnoiter the property, making maps of areas of interest taking samples and recording each sample on his sketched map.  He would chip away at sandstone outcroppings with his geological hand pick and visually analyze samples through a magnifying eyepiece looking for alterations in the sandstone typical of those associated with known uranium deposits in the Athabasca Basin.  This type of alteration is known as the "Illite" alteration.  He would take the best 50 or so samples and send them to an assay laboratory for geochemical analysis to determine the extent of Illite alteration, if any, in each of the samples.  In the event that our geological consultant recommended a further exploration program and if approved by our management, we would embark upon a Phase II mineral exploration program.  The estimated cost of this Phase II exploration program was $140,000.

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

We were unable to raise the necessary annual funding of $15,000 to keep the mineral Claim in good standing and in May 2015, we forfeited our legal and beneficial ownership interest in the Claim for non-payment. As of the date of filing this Form 10-K, we no longer held a beneficial interest in the Claim or any other mineral properties.

The Company's business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium.

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

Employees

We have no employees as of the date of this filing, other than Dale Rasmussen who serves as our President, CEO and CFO, and Mark Rodenbeck who serves as our Secretary.  Our Officers receive no compensation for their services to us.

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

ITEM 1A.    RISK FACTORS

As a "smaller reporting company" we are not required to provide information required by this item.

ITEM 2.       PROPERTIES

We do not own any real estate or other properties.

ITEM 3.       LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol "MACR" on the OTC Pink tier operated by OTC Markets Group, Inc.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High $	Low $
February 28, 2014	--	--
May 31, 2014	10.00	6.00
August 31, 2014	6.00	6.00
November 30, 2014	6.00	6.00
February 28, 2015	6.00	6.00
May 31, 2015	6.00	6.00
August 31, 2015	6.00	6.00
November 30, 2015	6.00	6.00

To date, an active trading market for our securities has not developed.

Penny Stocks

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

Holders of Our Common Stock

As of October 31, 2016, we had 3,890,750 outstanding shares of common stock, held by thirty-two (32) shareholders of record.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements." These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Plan of Operation

The Company's business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium.  Our geological consulting firm is well experienced in the mineral exploration business and will provide us with the expected costs of exploration to determine the commercial viability of the prospect.

Once we identify and purchase a mineral claim, our geological consulting firm can either provide all of the geological services which we will require or sub-contract out these services to others.

Results of Operations

We are currently in the exploration stage of our business and have generated no revenue to date.  For the fiscal year ended November 30, 2015, we incurred operating expenses of $21,338 and a net loss of $(23,144), compared to $35,491 and $(36,902) for the fiscal year ended November 30, 2014.  Our expenses consisted of accounting and audit fees of $5,290, legal fees of $10,578, other general and administrative expenses of $5,470, and interest expense of $1,806 for the year ended November 30, 2015.  In comparison, for the fiscal year ended November 30, 2014, our expenses consisted of accounting and audit fees of $19,113, legal fees of $10,252, general and administrative expenses of $6,126, and interest expense of $1,411.

We expect that our expenses and our net losses will continue to increase as we continue with our business plan.

Liquidity and Capital Resources

As of November 30, 2015, we had total current assets of $3,600 and current liabilities of $58,907, resulting in a working capital deficit of $55,307.  As of November 30, 2014, we had total current assets of $0 and current liabilities of $32,163, resulting in a working capital deficit of $32,163.

In support of the Company's efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  There is no formal written commitment for continued support by shareholders or officer and directors.  The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company's officers and directors, Dale Rasmussen and Mark Rodenbeck, loaned the Company the following amounts:

Date	Amount
March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
Total, November 30, 2014	16,436

April 2015	15,000
September 2015	19,668
Total, November 30, 2015	51,104

January 2016	20,150
Total	$71,254

The amounts were unsecured and bear 6% interest per year.  Accrued interest and interest expense totaled $2,410 and $1,806, respectively, as of and for the year ended November 30, 2015.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to the Company totaling $16,436.  Mr. Rasmussen further agreed to forgive all accrued interest due on those loans.

On June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to the Company totaling $54,818.  Mr. Rodenbeck also agreed to forgive all accrued interest due on those loans.

Off Balance Sheet Arrangements

As of November 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $139,739 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11	Report of Independent Registered Public Accounting Firm
12	Balance Sheets as of November 30, 2015 (unaudited) and 2014;
13	Statements of Operations for the years ended November 30, 2015 (unaudited) and 2014
14	Statement of Stockholders' Equity (Deficit) for the years ended November 30, 2015 (unaudited) and 2014;
15	Statements of Cash Flows for years ended November 30, 2015 (unaudited) and 2014;
16	Notes to Financial Statements

MASCOTA RESOURCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015 (unaudited) and 2014

(Stated in US Dollars)

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mascota Resources Corp.
Ogden Utah

We have audited the accompanying balance sheet of Mascota Resources Corp. (the Company) as of November 30, 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Mascota Resources Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
July 20, 2016

MASCOTA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2015	2014
	(unaudited)

ASSETS

Current Assets
Cash	$3,600	$-
Total Current Assets	3,600	-

Total Assets	$3,600	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$5,393	$15,123
Accrued Interest, Related Parties	2,410	604
Notes Payable, Related Parties	51,104	16,436
Total Current Liabilities	58,907	32,163

Total Liabilities	58,907	32,163

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares
authorized, none issued or outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
3,100,000 shares issued and outstanding as of
November 30, 2015 and November 30, 2014	3,100	3,100
Additional paid-in capital	81,332	81,332
Accumulated deficit	(139,739)	(116,595)
Total Stockholders' Deficit	(55,307)	(32,163)

Total Liabilities and Stockholders' Deficit	$3,600	$-

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
Consolidated Statements of Operations

	Years Ended
	November 30,
	2015	2014
	(unaudited)

Revenue	$-	$-

Operating Expenses
General and administrative	21,338	35,491
Total Operating Expenses	21,338	35,491

Operating loss	(21,338)	(35,491)

Interest expense	1,806	1,411

Net loss	(23,144)	(36,902)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding - basic	3,100,000	3,081,918

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Deficit
	Shares	Amount	Capital	Deficit	Total

Balances at November 30, 2013	2,000,000	$2,000	$13,000	$(79,693)	$(64,693)

Shares issued for cash, net of commission	1,100,000	1,100	7,050	-	8,150
Forgiveness of shareholders notes and interest	-	-	61,282	-	61,282
Net loss for the year	-	-	-	(36,902)	(36,902)

Balances at November 30, 2014	3,100,000	3,100	81,332	(116,595)	(32,163)
Net loss for the year (unaudited)	-	-	-	(23,144)	(23,144)
Balances at November 30, 2015 (unaudited)	3,100,000	$3,100	$81,332	$(139,739)	$(55,307)

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	November 30,
	2015	2014
	(unaudited)

Cash Flows from Operating Activities
Net loss	$(23,144)	$(36,902)
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	1,178
Increase (decrease) in accounts payable	(9,730)	8,223
Increase in accrued interest, related parties	1,806	1,411
Net Cash provided by operating activities	(31,068)	(26,090)

Cash Flows from Investing Activities
Net Cash (used by) Investing Activities	-	-

Cash Flows from Financing Activities
Shares sold for cash, net of commission	-	8,150
Proceeds from notes payable, related parties	34,668	16,436
Net Cash provided by Financing Activities	34,668	24,586

Net increase (decrease) in cash	3,600	(1,504)

Cash at beginning of period	-	1,504

Cash at end of period	$3,600	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non- Cash Investing and financing activities
Forgiveness of related party notes and interest	$-	$61,282

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2015 (Unaudited) and 2014

Note 1     Nature of Operations

Mascota Resources Corp. ("the Company," "we," "us," or "our") was incorporated in the state of Nevada on November 3, 2011. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 9, 2011, the Company incorporated a wholly-owned subsidiary, MRC Exploration LLC ("MRC"), in the State of Nevada for the purpose of mineral exploration.

During May 2013, MRC acquired a Uranium mineral claim located in the Athabasca Basin, within the Province of Saskatchewan, Canada (the "Claim"). Subsequently, the required exploration and development expenditures were not made and the ownership interest in the Claim lapsed on May 3, 2015 and as of that date, the Company no longer held a beneficial interest in the Claim.

The Company's business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver and uranium. Our geological consulting firm is well-experienced in the mineral exploration business and will provide us with the expected costs of exploration to determine the commercial viability of the prospect.

Note 2     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $139,739 since its inception through November 30, 2015 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company may be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3     Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are stated in US dollars. The Company has adopted a November 30 year end.

Consolidated Statements

These consolidated financial statements include the accounts of the Company and MRC Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on November 9, 2011. All significant inter-company transactions and balances have been eliminated.

Foreign Currency Translation

The Company's functional currency is the United States dollar as substantially all of the Company's operations are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC").

Assets and Liabilities

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period, if applicable.

Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholders' Equity, if applicable.

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

In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of November 30, 2015, none of our mineralized material met the definition of proven or probable reserves.

Cash Equivalents

The Company considers all short term investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Mining Rights

Mining rights held for development are recorded at the cost of the rights, plus related acquisition costs. These costs will be amortized when extraction begins. Mining rights the Company acquired in 2013 and held briefly but never developed further were expensed upon acquisition.

Mine Development Costs

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted. As of November 30, 2015, none of the Company's mine concessions met the requirements for qualification as having proven reserves, and no mine development costs had been incurred.

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

Net Income (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, "Earnings per Share," basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the year end November 30, 2015 or 2014.

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 4     Investment in Mining Rights

On May 3, 2013, the Company's consulting geologist acquired a 100% legal and beneficial ownership interest in a Uranium mineral claim for $10,000, paid by the Company and expensed immediately upon acquisition, which he held in trust for the Company pursuant to a Mineral Claim Trust Agreement, dated May 3, 2013. The Mineral Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada. The required exploration and development expenditures to keep the Claim active were not made as required by the Agreement. The ownership interest lapsed on May 3, 2015 and as of that date the Company no longer held a beneficial interest in the Claim.

Note 5     Related Party Transactions

On March 10, 2014, the Company's then-President, Maria Ponce, forgave loans totaling $58,500 and accrued interest of $2,782. The unsecured loans bore interest of 6% and were comprised of advances made to the Company by Ms. Ponce during the period of November 2011 through September 2013 with an original maturity date of December 31, 2016.  As the gain on forgiveness of repayment of these loans was with a related party, the gain was recognized in additional paid-in capital.

Ms. Ponce resigned as the Company's President on March 17, 2014. She was replaced as President by Dale Rasmussen.

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or officer and directors. The following advances are considered temporary in nature and have not been formalized by a promissory note.

The Company's President, Dale Rasmussen, loaned the Company the following amounts:

Date	Amount
March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
Total, November 30, 2014 & 2015	$16,436

The Company's Secretary, Mark Rodenbeck, loaned the Company the following amounts:

Date	Amount
May 1, 2015	$15,000
September 5, 2015	19,668
Total, November 30, 2015	$34,668

The loans totaled $51,104 at November 30, 2015, were unsecured, bore 6% interest per annum, and were due on demand.  Interest expense on the loans totaled $1,806 and $1,411 for the years ended November 30, 2015 and 2014, respectively, and accrued interest was $2,410 and $604 at November 30, 2015 and 2014, respectively. In June 2016, these loans and accrued interest were either forgiven or repaid with the Company's common and preferred stock, as detailed in Note 9.

Note 6     Stockholders' Deficit

Authorized Share Capital

The authorized share capital of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Preferred Stock

No preferred stock had been issued or outstanding since November 3, 2011 (Inception) through November 30, 2015.  On June 28, 2016, the Company issued 50,000 shares of its preferred stock to one of its Directors in satisfaction of a loan made to the Company (Note 9).

Common Stock

On December 6, 2013, the Company issued 1,100,000 common shares at $0.0075 per share for total proceeds of $8,250 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $8,150.

As of November 30, 2015 and 2014, the Company had 3,100,000 shares of common stock issued and outstanding.

Additional Paid-In Capital

Effective March 10, 2014, the then-President, Maria Ponce, forgave the repayment of loans she had made to the Company totaling $58,500 and accrued interest of $2,782. As the gain on forgiveness of repayment of these loans was with a related party, the total gain of $61,282 was recognized in additional paid-in capital.

Note 7     Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized to the extent that realization of those assets is considered to be more likely than not.  A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Provisions are made for the U.S. income tax liability and additional non-U.S. taxes on the undistributed earnings of non-U.S. subsidiaries, except for amounts Mascota Resources Corp. has designated to be indefinitely reinvested.

The Company records benefits for uncertain tax positions based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the tax benefit that is recognized is the largest amount that is greater than 50% likely of being realized upon ultimate settlement. This analysis presumes the taxing authorities' full knowledge of the positions taken and all relevant facts, but does not consider the time value of money. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statements of Operations.

Net deferred tax assets (liabilities) consist of the following components as of November 30, 2015 and 2014:

Deferred tax assets:

	2015	2014

NOL Carryover	$20,960	$17,489
Valuation allowance	(20,960)	(17,489)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended November 30, 2015 and 2014 due to the following:

	2015	2014

Book Loss (15% statutory rate)	$(3,471)	$(5,535)
Change in valuation allowance	3,471	5,535
Tax at effective rate	$-	$-

The Company had net operating loss carryforwards of approximately $139,739, (2014: $116,595), that may be offset against future taxable income from the year 2015 through 2034.  No tax benefit has been reported in the November 30, 2015 or 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company's operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended November 30, 2015, 2014, 2013, and 2012.

Note 8     Management Changes

On February 17, 2015, the Board of Directors appointed Mark Rodenbeck to serve as an additional Director of the Company.

On February 17, 2015, Dale Rasmussen tendered his resignation as the Company's Secretary effective as of the same date.  Mr. Rasmussen's resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The Board accepted Mr. Rasmussen's resignation and appointed Mr. Rodenbeck to serve as the Company's Secretary.  Mr. Rasmussen continues to be the Company's Chief Executive and Chief Financial Officer.

Ms. Ponce resigned as the Company's President on March 17, 2014. She was replaced as President by Dale Rasmussen.

Note 9     Subsequent Events

In January 2016, Mr. Rodenbeck loaned the Company $20,150, which is unsecured, bears interest at 6% per annum, and is due on demand.

On June 21, 2016, 2,000,000 shares of common stock owned by Maria Ponce, the Company's former President, were canceled and returned to treasury.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Rasmussen's loans made to the Company totaling $16,436.  Mr. Rasmussen further agreed to forgive all accrued interest due on those loans.

On June 28, 2016, the Company also issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Rodenbeck's loans made to the Company totaling $54,818.  Mr. Rodenbeck also agreed to forgive all accrued interest due on those loans.

The Company evaluated subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after November 30, 2015 for which disclosure is required.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended November 30, 2015, there were no changes in or disagreements with accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position(s) and Office(s) Held
Dale Rasmussen	66	President, Chief Executive, Financial and Accounting Officer, and a Director

Mark Rodenbeck	68	Secretary

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

Mark Rodenbeck.  Mark Rodenbeck graduated (cum laude with Dean's List honors) from Northwood Institute with a B.S. Degree in Business Administration in 1970.  Between 1970 and 1976, Mr. Rodenbeck worked as General Manager, and then District Manager, for Foodplex Inc., a large operator of fast food restaurants.  In 1976 he became President and 50% owner of Damark Inc. which owned and operated 6 fast food restaurants in Michigan.  In 1981, Mr. Rodenbeck sold his restaurants and moved to Denver, Colorado, and became a stockbroker.  In 1984, he was promoted to Branch Manager of Engler & Budd, a Minneapolis-based brokerage firm.  In 1995, he co-founded Colorado Ceramic Tile, Inc. as a 50% owner and officer.   Mr. Rodenbeck retired from Colorado Ceramic Tile in 2012.

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

Code of Ethics

As of November 30, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maria Ponce, President, CEO, CFO, Secretary and Director (1)	2014	0	0	0	0	0	0	0	0

Dale Rasmussen, President, CEO, CFO, Secretary and Director (2)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Mark Rodenbeck (3)	2015	0	0	0	0	0	0	0	0

(1)	Maria Ponce resigned as the Company's President, CEO, CFO, Secretary and Director on March 17, 2014.
(2)
Dale Rasmussen was appointed as the Company's President, CEO, CFO, Secretary and Director on March 17, 2014 upon the resignation of Ms. Ponce.  On February 17, 2015, Dale Rasmussen resigned as the Company's Secretary.

(3)	Mark Rodenbeck was appointed to serve as the Company's Secretary on February 17, 2015.

We do not compensate Mr. Rasmussen for serving as a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group:

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Dale Rasmussen	50,000	1.29%
Mark Rodenbeck	2,740,750	70.44%
All executive officers and directors (two persons)	2,790,750	71.73%

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

The persons named above has full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

On March 10, 2014, the Company's then-President, Maria Ponce, forgave loans totaling $58,500 and accrued interest of $2,782. The unsecured loans bore interest of 6% and were comprised of advances made to the Company by Ms. Ponce during the period of November 2011 through September 2013 with an original maturity date of December 31, 2016.  As the gain on forgiveness of repayment of these loans was with a related party, the gain was recognized in additional paid-in capital.

Ms. Ponce resigned as the Company's President on March 17, 2014.

On June 21, 2016, 2,000,000 shares of common stock owned by Ms. Ponce were canceled and returned to treasury.

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or officer and directors. The following advances are considered temporary in nature and have not been formalized by a promissory note.

The Company's President, Dale Rasmussen, has loaned the Company the following amounts:

Date	Amount
March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
Total	$16,436

The Company's Secretary, Mark Rodenbeck, has loaned the Company the following amounts.

Date	Amount
April 2015	$15,000
September 2015	19,668
January 2016	20,150
Total	$54,818

The loans totaled $51,104 at November 30, 2015, were unsecured, bore 6% interest per annum, and were due on demand.  Accrued interest and interest expense totaled $2,410 and $1,806, respectively as of and for the year ended November 30, 2015.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to the Company totaling $16,436.  Mr. Rasmussen further agreed to forgive all accrued interest due on those loans.

On June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to the Company totaling $54,818.  Mr. Rodenbeck also agreed to forgive all accrued interest due on those loans.

Our only director, Dale Rasmussen, is not independent as that term is defined by the Securities and Exchange Commission.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company's annual financial statements for the years ended:

Financial Statements for the Year Ended November 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$3,000(1)	$-	$750	$-

2014	$18,363	$-	$750	$-

(1)
Since an audit of our 2015 financial statements is not required due to our status as an Inactive Registrant, these fees are for the review of our November 30, 2015 financial statements and related Form 10K.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Financial Statements (See Item 8)

Exhibits

Exhibit Number	Description
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended November 20, 2015 formatted in Extensible Business Reporting Language (XBRL).

(1)  Incorporated by reference to Form S-1 filed July 31, 2013.
(2)  Incorporated by reference to Form S-1/A filed September 11, 2013.
** Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 2016.

MASCOTA RESOURCES CORP.

By:	/s/ Dale Rasmussen
Dale Rasmussen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 6, 2016	By:	/s/ Dale Rasmussen
Dale Rasmussen
Principal Executive, Financial and Accounting Officer and a Director