Form 10-Q
period 2016-02-28
MASCOTA RESOURCES CORP.
filed 2016-11-21
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2015

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

Commission File Number:    0-23726

MASCOTA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29409 232nd Ave. SE
Black Diamond, WA 98010
 (Address of principal executive offices, including Zip Code)

(206)-818-4799
(Issuer's telephone number, including area code)

____________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,890,750 shares of common stock as of November 18, 2016.

PART I

Pursuant to Rule 13a-13 (c) of the Securities and Exchange Commission, the information required by Part I of this report is not filed.

PART II

Item 6.  Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCOTA RESOURCES CORP.

November 18, 2016	By:	/s/ Dale Rasmussen
Dale Rasmussen, Principal Executive and Financial Officer

3