Form 10-Q
period 2016-02-29
MASCOTA RESOURCES CORP.
filed 2016-11-22
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended February 29, 2016

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

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