Form 10-K
period 2016-11-30
MASCOTA RESOURCES CORP.
filed 2017-05-15
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

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
(Address of principal executive offices)

Registrant's telephone number: (206) 818-4799

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2016 was $0.00.

As of May 12, 2017, the Company had 3,890,750 outstanding shares of common stock.

PART I

ITEM 1.       BUSINESS

We are an exploration stage mineral company.  During the year ended November 30, 2015 we were an Inactive Registrant as that term is defined in Rule 3-11 of Regulation S-X of the Securities and Exchange Commission.  As such, we were not required to present within our Form 10-K audited financial statements as of and for the year ended November 30, 2015.  We did not qualify for the Inactive Registrant exemption for the year ended November 30, 2016 due to our issuance of a controlling block of common stock to our Secretary, Mark Rodenbeck, in June 2016.  Accordingly, we have included unaudited financial statements as of and for the year ended November 30, 2015 comparatively with our audited financial statements as of and for the year ended November 30, 2016.

On May 3, 2013, our consulting geologist acquired a 100% legal and beneficial ownership interest in the MC00000266 mining claim (hereafter the "Claim") which was held in trust for us.  The Claim was located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  It was located on provincial lands administered by the Province of Saskatchewan.  The legal and ownership rights on the claim were limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Claim totaled roughly 2,014 acres or 3.15 square miles in size and was located approximately 25 miles north of the community of Points North, Saskatchewan.

We were unable to raise the necessary funding to keep the mineral Claim in good standing and in May 2015, we forfeited our legal and beneficial ownership interest in the Claim for non-payment. As of November 30, 2015, we no longer held a beneficial interest in the Claim or any other mineral properties.

We plan to proceed with the acquisition and exploration of mineral claims to determine whether there are commercially exploitable reserves of gold, silver, or uranium.

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

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Employees

We have no employees as of the date of this filing, other than Dale Rasmussen who serves as our President, CEO, and CFO, and Mark Rodenbeck who serves as our Secretary.  Our Officers receive no compensation for their services to us.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       PROPERTIES

None.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol "MACR" on the OTC Pink tier operated by OTC Markets Group, Inc.

To date, an active trading market for our securities has not developed.

Holders of Our Common Stock

As of May 12, 2017 we had 3,890,750 outstanding shares of common stock, held by thirty-two (32) shareholders of record.

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

General and administrative expenses consist primarily of professional fees incurred to maintain our status as an SEC Registrant.  The increase in general and administrative expenses from $21,338 for the year ended November 30, 2015 to $26,201 for the year ended November 30, 2016 is due to significant audit and accounting fees incurred during the year ended November 30, 2016 to bring our SEC filings current.

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

The amounts were unsecured and bear 6% interest per year.  Interest expense totaled $2,298 and $1,806, respectively, for the years ended November 30, 2015 and 2016.

On June 21, 2016, 2,000,000 shares of common stock owned by Ms. Ponce, the Company's former president, were cancelled and returned to treasury.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to the Company totaling $16,436.  Also on June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to the Company totaling $54,818.  Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive the accrued interest totaling $4,708 due on those loans, which was recorded as an addition to paid-in capital.

Off Balance Sheet Arrangements

As of November 30, 2016 and May 12, 2017, there were no off balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8	Report of Independent Registered Public Accounting Firm;
9	Balance Sheets as of November 30, 2016 and 2015;
10	Statements of Operations for the years ended November 30, 2016 and 2015;
11	Statement of Stockholders' Equity (Deficit) for the years ended November 30, 2016 and 2015;
12	Statements of Cash Flows for years ended November 30, 2016 and 2015;
13	Notes to Financial Statements

MASCOTA RESOURCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016 and 2015

(Stated in US Dollars)

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mascota Resources Corp.
Ogden Utah

We have audited the accompanying consolidated balance sheet of Mascota Resources Corp. (the Company) as of November 30, 2016 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Mascota Resources Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
May 4, 2017

MASCOTA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	November 30,
	2016	2015
		(Unaudited)

ASSETS

Current Assets
Cash	$1,172	$3,600
Total Current Assets	1,172	3,600

Total Assets	$1,172	$3,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable	$9,016	$5,393
Accrued Interest, Related Parties	-	2,410
Notes Payable, Related Parties	-	51,104
Total Current Liabilities	9,016	58,907

Total Liabilities	9,016	58,907

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized,	500	-
50,000 shares issued and outstanding as of November 30, 2016
Common Stock, $0.001 par value, 90,000,000 shares authorized,	3,891	3,100
3,890,750 and 3,100,000 shares issued and outstanding, as of
November 30, 2016 and November 30, 2015, respectively
Additional paid-in capital	156,003	81,332
Accumulated deficit	(168,238)	(139,739)
Total Stockholders' Deficit	(7,844)	(55,307)

Total Liabilities and Stockholders' Deficit	$1,172	$3,600

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	November 30,
	2016	2015
		(Unaudited)
Revenue	$-	$-

Operating expenses
General and administrative	26,201	21,338
Total operating expenses	26,201	21,338

Operating loss	(26,201)	(21,338)

Interest expense	2,298	1,806

Net loss	(28,499)	(23,144)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares	3,331,055	3,100,000
outstanding - basic

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional		Stockholders'
	Common Stock		Preferred Stock		Paid-in	Accumulated	Deficit
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at November 30, 2014	3,100,000	$3,100	-	$-	$81,332	$(116,595)	$(32,163)

Net loss for the year (unaudited)	-	-	-	-	-	(23,144)	(23,144)

Balances at November 30, 2015 (unaudited)	3,100,000	3,100	-	-	81,332	(139,739)	(55,307)

Shares canceled and returned to treasury	(2,000,000)	(2,000)	-	-	2,000	-	-

Conversion of shareholder notes into common and preferred stock	2,790,750	2,791	50,000	500	67,963	-	71,254

Forgiveness of accrued interest on shareholders notes	-	-	-	-	4,708	-	4,708

Net loss for the year	-	-	-	-	-	(28,499)	(28,499)

Balances at November 30, 2016	3,890,750	$3,891	50,000	$500	$156,003	$(168,238)	$(7,844)

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,
	2016	2015
		(Unaudited)

Cash flows from operating activities
Net loss	$(28,499)	$(23,144)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	3,623	(9,730)
Increase in accrued interest, related parties	2,298	1,806
Net cash (used by) operating activities	(22,578)	(31,068)

Cash flows from investing activities
Net cash provided by (used by) investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable, related parties	20,150	34,668
Net cash provided by financing activities	20,150	34,668

Net increase (decrease) in cash	(2,428)	3,600

Cash at beginning of period	3,600	-

Cash at end of period	$1,172	$3,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Conversion of shareholders notes into common and preferred stock	$71,254	$-
Forgiveness of accrued interest on shareholder notes	$4,708	$-

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2016 and 2015

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

 Note 2     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(168,238), since its inception through November 30, 2016 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

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

Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. An exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "Development-Stage Entities." Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders' deficit and cash flows disclosed activity since the date of its Inception (November 3, 2011). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. Consequently these additional disclosures are not included in the Company's financial statements.

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

Net Income (Loss) Per Share

In accordance with FASB ASC Topic 260, "Earnings per Share," basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the years ended November 30, 2016 or 2015.

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

The Company's President, Dale Rasmussen, loaned the Company the following amounts:

Date	Amount

March 19, 2014	$12,935
June 24, 2014	2,375
August 29, 2014	1,102
November 30, 2014	24
Total, November 30, 2015	16,436
June 28, 2016, converted to stock	(16,436)
Total, November 30, 2016	$--

The Company's Secretary, Mark Rodenbeck, loaned the Company the following amounts:

Date	Amount

May 1, 2015	$15,000
September 5, 2015	19,668
Total, November 30, 2015	$34,668
January 15, 2016	20,150
Total, June 27, 2016	54,818
June 28, 2016, converted to stock	(54,818)
Total, November 30, 2016	$--

The loans totaled $0 and $51,104 at November 30, 2016 and 2015 respectively, were unsecured, bore 6% interest per annum, and were due on demand.  Interest expense on the loans totaled $2,298 and $1,806 for the years ended November 30, 2016 and 2015, respectively, and accrued interest was $4,708 and $2,410 at June 27, 2016 and November 30, 2015, respectively. On June 28, 2016, these loans and accrued interest were either forgiven or repaid with the Company's common and preferred stock, as detailed in Note 6.

Note 6     Stockholders' Deficit

Authorized Share Capital

The authorized share capital of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Preferred Stock

No preferred stock had been issued or outstanding since November 3, 2011 (Inception) through November 30, 2015.  On June 28, 2016, the Company issued 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of his $15,436 loan made to the Company.

As of November 30, 2016 and 2015 the Company had 50,000 and no shares, respectively, of preferred stock issued and outstanding.

Common Stock

On June 21, 2016, 2,000,000 shares of common stock owned by Maria Ponce, the Company's former President, were canceled and returned to treasury.

On June 28, 2016, the Company issued 50,000 common shares to Dale Rasmussen in satisfaction of Rasmussen's remaining loans of $1,000 made to the Company.  Also on June 28, 2016, the Company issued 2,740,750 common shares to Mark Rodenbeck in satisfaction of loans totaling $54,818 made to the Company. Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive the accrued interest totaling $4,708 due on those loans, which is reflected as an addition to paid-in capital.

As of November 30, 2016 and 2015, the Company had 3,890,750 and 3,100,000 shares of common stock issued and outstanding.

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

Net deferred tax assets (liabilities) consist of the following components as of November 30, 2016 and 2015:

Deferred tax assets:
	2016	2015

NOL Carryover	$25,235	$20,960

Valuation allowance	(25,235)	(20,960)

Net deferred tax asset	$--	$--

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended November 30, 2016 and 2015 due to the following:

	2016	2015

Book Loss (15% statutory rate)	$(4,275)	$(3,471)

Change in valuation allowance	4,275	3,471

Tax at effective rate	$--	$--

The Company had net operating loss carryforwards of approximately $168,238, (2015: $139,739), that may be offset against future taxable income from the year 2016 through 2034.  No tax benefit has been reported in the November 30, 2016 or 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  There is no provision for state taxes, since the Company's operations have been limited to administrative expenses and fund-raising in the state of its incorporation (Nevada) which has no income tax.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended November 30, 2016, 2015, 2014, and 2013.

Note 8     Management Changes

On February 17, 2015, Dale Rasmussen resigned as the Company's Secretary and Mr. Rodenbeck was appointed as the Company's Secretary and as a director.  Mr. Rasmussen remains as the Company's Chief Executive and Financial Officer.

Note 9     Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There have been no subsequent events after November 30, 2016 for which disclosure is required.

 ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended November 30, 2016, there were no changes in or disagreements with accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2016.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended November 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended November 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position(s) and Office(s) Held
Dale Rasmussen	66	President, Chief Executive, Financial and Accounting Officer, and a Director

Mark Rodenbeck	68	Secretary and a Director

Dale Rasmussen.   Mr. Rasmussen has been an officer and director of the Company since March 2014.  Mr. Rasmussen has been the Chairman of Digi Holdings, a private company, since 2012.  Mr. Rasmussen is also a board member of West Mountain Gold, a publicly traded company, and Greenwood Energy, a private company.  Since 2012 Mr. Rasmussen has been a consultant to several other development stage companies either considering, or on the path to becoming, publicly traded. Mr. Rasmussen served as a director of Quantum Fuel System Technologies Worldwide between 2000 and 2012. While with Quantum, Mr. Rasmussen's responsibilities included acquisitions, joint ventures, strategic alliances and investor and shareholder relations. Mr. Rasmussen was a founding member of Fisker Automotive and served as a director of Fisker since its formation in November 2007 until February 2010. Fisker Automotive, the "Green American" car company that was co-founded by Quantum and Henrik Fisker, was awarded a $528.7 million loan by the U.S. Department of Energy to develop and manufacture plug-in hybrid vehicles, including the Fisker Karma. Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies (now Fuel Systems Solutions) from 1989 through 2005, joining IMPCO in 1984 as Vice President of Finance and Administration and corporate Secretary. While at IMPCO, Mr. Rasmussen's area of expertise was mergers and acquisitions, strategic planning and investor relations. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years, responsible for managing the bank's investment portfolio and branch and corporate development. Mr. Rasmussen is a graduate of Western Washington University and Pacific Coast Banking School, University of Washington.

Mark Rodenbeck.  Mr. Rodenbeck has been an officer and director of the Company since February 2015. Mr. Rodenbeck graduated (cum laude with Dean's List honors) from Northwood Institute with a B.S. Degree in Business Administration in 1970.  Between 1970 and 1976, Mr. Rodenbeck worked as General Manager, and then District Manager, for Foodplex Inc., a large operator of fast food restaurants.  In 1976 he became President and 50% owner of Damark Inc. which owned and operated 6 fast food restaurants in Michigan.  In 1981, Mr. Rodenbeck sold his restaurants and moved to Denver, Colorado, and became a stockbroker.  In 1984, he was promoted to Branch Manager of Engler & Budd, a Minneapolis-based brokerage firm.  In 1995, he co-founded Colorado Ceramic Tile, Inc. as a 50% owner and officer.   Mr. Rodenbeck retired from Colorado Ceramic Tile in 2012.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

As of May 12, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (5)	Total
	$	$	$	$	$	$	$	$
Dale Rasmussen,	2016
President, CEO,	2015	0	0	0	0	0	0	0	0
CFO,

Mark Rodenbeck	2016
Secretary	2015	0	0	0	0	0	0	0	0
____________

(1)
Dale Rasmussen was appointed as the Company's President, CEO, CFO, Secretary and Director on March 17, 2014 upon the resignation of Ms. Ponce.  On February 17, 2015, Dale Rasmussen resigned as the Company's Secretary.

(2)	Mark Rodenbeck was appointed to serve as the Company's Secretary on February 17, 2015.

We do not compensate Mr. Rasmussen or Mr. Rodenbeck for serving as directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 12, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by our executive officers and directors as a group:

Name and address of beneficial owner	Shares Owned	Percent of class

Dale Rasmussen	50,000	1.29%
Mark Rodenbeck	2,740,750	70.44%
All executive officers and
directors (two persons)	2,790,750	71.73%

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

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

On June 21, 2016, 2,000,000 shares of common stock owned by Ms. Ponce, the Company's former president, were canceled and returned to treasury.

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

The loans totaled $71,254, were unsecured, bore 6% interest per annum, and were due on demand.  Interest expense totaled $2,298 and $1,806, respectively as of and for the years ended November 30, 2016 and 2015.

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to the Company totaling $16,436.  Also on June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to the Company totaling $54,818.  Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive all accrued interest totaling $4,708 due on those loans, which was recorded as an addition to paid-in capital.

Our only director, Dale Rasmussen, is not independent as that term is defined by the Securities and Exchange Commission.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company's annual financial statements for the years ended:

Financial Statements for the Year Ended November 30,	Audit Services		Audit Related Fees	Tax Fees	Other Fees

2015	$3,000	(1)	$-	$750	$-

2016	$10,700		$-	$750	$-

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

(1)  Incorporated by reference to Form S-1 filed July 31, 2013.
(2)  Incorporated by reference to Form S-1/A filed September 11, 2013.
** Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2017.

MASCOTA RESOURCES CORP.

By:	/s/ Dale Rasmussen
Dale Rasmussen
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 5, 2017	By:	/s/ Dale Rasmussen
Dale Rasmussen
Principal Executive, Financial and Accounting Officer

May 8, 2017	By:	/s/ Mark Rodenbeck
Mark Rodenbeck
Director