Form 10-Q
period 2017-02-28
MASCOTA RESOURCES CORP.
filed 2017-08-28
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2017

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [x]     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,890,750 shares of common stock as of July 24, 2017.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars) (Unaudtied)

	February 28,	November 30,
	2017	2016

ASSETS
Current Assets
Cash	$1,243	$1,172
Total Current Assets	1,243	1,172

Total Assets	$1,243	$1,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$4,041	$9,016
Accrued Interest, Related Parties	125	-
Note Payable, Related Parties	10,000	-
Total Current Liabilities	14,166	9,016

Total Liabilities	14,166	9,016

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized	500	500
50,000, issued and outstanding as of February 28, 2017 and November 30, 2016	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
3,890,750 shares issued and outstanding, as of February 28, 2017
(unaudited) and November 30, 2016	3,891	3,891
Additional paidin capital	156,003	156,003
Accumulated deficit	(173,317)	(168,238)
Total Stockholders' Deficit	(12,923)	(7,844)
Total Liabilities and Stockholders' Deficit	$1,243	$1,172

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
Condensed Consolidated Statements of Operations
(Stated in US Dollars)
(Unaudited)

	Three Months Ended
	February, 28
	2017	2016

Revenue	$-	$-

Operating Expenses
General and administrative	4,954	59
Total Expenses	$4,954	$59

Operating loss	(4,954)	(59)

Interest expense, related parties	125	902

Net loss	$(5,079)	$(961)

Loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and fully diluted	3,890,750	3,100,000

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three Months Ended
	February, 28
	2017	2016
Cash Flows from Operating Activities
Net loss	$(5,079)	$(961)
Change in operating assets and liabilities:
Decrease in accounts payable	(4,975)	(2,501)
Increase in accrued interest, related parties	125	902
Net Cash used by Operating Activities	(9,929)	(2,560)

Cash Flows from Investing Activities
Net Cash provided by (used by) Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related parties	10,000	20,152
Net Cash provided by Financing Activities	10,000	20,152

Net increase in cash	71	17,592

Cash at beginning of period	1,172	3,600

Cash at end of period	$1,243	$21,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Three Months ended February 28, 2017
(Unaudited)

Note 1     Basis of presentation

While the information presented in the accompanying February 28, 2017 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United State of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. These financial statements should be read in conjunction with the Company's November 30, 2016 financial statements (and notes thereto).  Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

Note 2     Nature of Operations

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

During May 2013, MRC acquired a Uranium mineral claim located in the Athabasca Basin, within the Province of Saskatchewan, Canada (the "Claim"). Subsequently, the required exploration and development expenditures were not made and the ownership interest in the Claim lapsed on May 3, 2015, as of which date, the Company no longer held a beneficial interest in the Claim.

The Company's business plan is to proceed with the acquisition and exploration of feasible mineral claims to determine whether there are commercially exploitable reserves of gold, silver, and uranium. The Company's geological consulting firm is well-experienced in the mineral exploration business and will provide us with the expected costs of exploration to determine the commercial viability of the prospect.

 Note 3     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(173,317), since its inception through February 28, 2017 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

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

Note 4     Summary of Significant Accounting Policies

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations (no comprehensive loss shown in Statement of Operations).

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

Net Income (Loss) Per Share

In accordance with FASB ASC Topic 260, "Earnings per Share," basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the period ended February 28, 2017

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 5     Investment in Mining Rights

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

Note 6     Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.

On December 14, 2016, the Company's Secretary, Mark Rodenbeck, advanced the Company $10,000 pursuant to an unsecured, 6% promissory note due on December 14, 2018.  The note and accrued interest are convertible at Mr. Rodenbeck's option into the Company's common stock in $100 increments at a fixed rate of $.02 per share.  Interest expense on the loan was $125 and $902 during the three months ended February 28, 2017 and February 29, 2016, respectively, and accrued interest totaled $125 and $0 at February 28, 2017 and November 30, 2016, respectively.

Note 7     Stockholders' Deficit

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

As of February 28, 2017 and November 30, 2016 the Company had 50,000 shares of preferred stock issued and outstanding.

Common Stock

On June 21, 2016, 2,000,000 shares of common stock owned by Maria Ponce, the Company's former President, were canceled and returned to treasury.

On June 28, 2016, the Company issued 50,000 common shares to Dale Rasmussen in satisfaction of $1,000 in loans made to the Company.  Also on June 28, 2016, the Company issued 2,740,750 common shares to Mark Rodenbeck in satisfaction of loans totaling $54,818 made to the Company. Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive the accrued interest totaling $4,708 due on those loans, which is reflected as an addition to paid-in capital.

As of February 28, 2017 and November 30, 2016, the Company had 3,890,750 shares of common stock issued and outstanding.

Note 8     Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There have been no subsequent events after February 28, 2017 for which disclosure is required.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities.  There is no formal written commitment from any person to provide us with capital.

During the three months ended February 28, 2017, general and administrative expenses increased to $4,954 as compared to $59 during the prior period in 2016 due to professional fees incurred to bring our 10-K and 10-Q filings current with the Securities and Exchange Commission.  We generated no cash flows from operations during the three months ended February 28, 2017 or 2016.  We received $10,000 and $20,152 in loans from our officers and directors during the three months ended February 28, 2017 and 2016, respectively, which was used to pay professional fees.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2017.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting that occurred during the period ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MASCOTA RESOURCES CORP.

August 22, 2017	By:	/s/ Dale Rasmussen
Dale Rasmussen, Principal Executive and Financial Officer