Form 10-Q
period 2017-08-31
MASCOTA RESOURCES CORP.
filed 2017-10-24
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2017

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

_______________________________________________
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,890,750 shares of common stock as of October 18, 2017.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

	August 31,	November 30,
	2017	2016

ASSETS

Current Assets
Cash	$2,546	$1,172
Total Current Assets	2,546	1,172

Total Assets	$2,546	$1,172

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable	$4,762	$9,016
Accrued Interest	76	-
Accrued Interest, Related Party	438	-
Convertible Note Payable	5,000	-
Convertible Note Payable, Related Party	10,000	-
Total Current Liabilities	20,276	9,016

Total Liabilities	20,276	9,016

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized,	500	500
50,000 issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
3,890,750 shares issued and outstanding	3,891	3,891
Additional paid-in capital	156,003	156,003
Accumulated deficit	(178,124)	(168,238)
Total Stockholders' Deficit	(17,730)	(7,844)

Total Liabilities and Stockholders' Deficit	$2,546	$1,172

The accompanying notes are an integral part of these unaudited financial statements.

MASCOTA RESOURCES CORP.
Condensed Consolidated Statements of Operations
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	2,032	10,806	9,372	11,017
Total Operating Expenses	2,032	10,806	9,372	11,017

Operating loss	(2,032)	(10,806)	(9,372)	(11,017)

Interest expense	227	316	514	2,295

Net loss	$(2,259)	$(11,122)	$(9,886)	$(13,312)

Loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and fully diluted	3,890,750	3,497,913	3,890,750	3,233,120

The accompanying notes are an integral part of these unaudited financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended
	August 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(9,886)	$(13,312)
Change in operating assets and liabilities:
Accounts payable	(4,254)	(4,751)
Accrued interest	76	-
Accrued interest, related parties	438	2,298
Net Cash (Used by) Operating Activities	(13,626)	(15,765)

Cash Flows from Investing Activities
Net Cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities
Convertible note payable	5,000	-
Convertible note payable, related party	10,000	20,150
Net Cash Provided by Financing Activities	15,000	20,150

Net increase in cash	1,374	4,385

Cash at beginning of period	1,172	3,600

Cash at end of period	$2,546	$7,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Conversion of shareholders notes into common and preferred stock	$-	$71,254
Forgiveness of accrued interest on shareholder notes	$-	$4,708

The accompanying notes are an integral part of these unaudited financial statements.

MASCOTA RESOURCES CORP.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended
August 31, 2017 and 2016
(Unaudited)

Note 1     Basis of presentation

While the information presented in the accompanying August 31, 2017 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United State of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. These financial statements should be read in conjunction with the Company's November 30, 2016 financial statements (and notes thereto).  Operating results for the nine months ended August 31, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

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

 Note 3     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $178,124, since its inception through August 31, 2017 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

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

Net Income (Loss) Per Share

In accordance with FASB ASC Topic 260, "Earnings per Share," basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the period ended August 31, 2017

New Accounting Pronouncements

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

On December 14, 2016, the Company's Secretary, Mark Rodenbeck, advanced the Company $10,000 pursuant to an unsecured, 6% promissory note due on December 14, 2018.  Principal and interest are convertible at Mr. Rodenbeck's option into the Company's common stock in $100 increments at a fixed rate of $.02 per share.  Accrued interest and interest expense on this note as of and for the nine months ended August 31, 2017 totaled $438.

Note 6     Convertible Notes Payable

On May 18, 2017, an unaffiliated investor advanced the company $5,000 pursuant to an unsecured, 6% promissory note due on May 18, 2018. The note and accrued interest are convertible at the investor's option into the Company's common stock in $100 increments at a fixed rate of $.02 per share.  Accrued interest and interest expense on this note as of and for the period of May 18, 2017 through August 31, 2017 totaled $76.

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

As of August 31, 2017 and November 30, 2016 the Company had 50,000 shares of preferred stock issued and outstanding.

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

As of August 31, 2017 and November 30 2016, the Company had 3,890,750 shares of common stock issued and outstanding.

Note 8     Subsequent Events

On September 25, 2017, an unaffiliated investor advanced the Company $5,000 pursuant to an unsecured, 6% promissory note due on September 25, 2018.  The note and accrued interest are convertible at the investor's option into the Company's common stock in $100 increments at a fixed rate of $.02 per share.

The Company evaluated subsequent events through the date these financial statements were issued. There have been no additional subsequent events after August 31, 2017 for which disclosure is required.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities.  There is no formal written commitment from any person to provide us with capital.  During the nine months ended August 31, 2017 and 2016, we received $10,000 and $20,150, respectively, in proceeds from related parties, as well as $5,000 from an unaffiliated investor in May 2017, which we used to pay for professional fees to maintain our registrant status with the SEC.  During the nine months ended August 31, 2016, we issued 50,000 shares of preferred stock to our President in satisfaction of $15,436 in loans we owed to him, and 2,790,750 shares of our common stock to our President and Secretary in satisfaction of $55,818 in related party loans.  The officers also forgave accrued interest on these loans in the amount of $4,708, which is reflected in paid-in capital.  We did not engage in any equity transactions during the nine months ended August 31, 2017.

ITEM 4.     CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2017.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

There have been no changes in our internal control over financial reporting that occurred during the period ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MASCOTA RESOURCES CORP.

October 18, 2017	By:	/s/ Dale Rasmussen
Dale Rasmussen, Principal Executive and Financial Officer