Form 10-K
period 2017-11-30
MASCOTA RESOURCES CORP.
filed 2018-08-31
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________________ to ____________________

Commission file number: 333-190265

MASCOTA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7976 East Phillips Circle Centennial, CO 80112-3231
(Address of principal executive offices)
Registrant's telephone number: (303) 961-7690

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do note check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2017 was $0.00.

As of August 15, 2018, the Company had 4, 740,750 outstanding shares of common stock.

PART I

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements." These forward-looking statements generally are identified by the words "believes," "projects," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

We were unable to raise the necessary funding to keep the mineral Claim in good standing and in May 2015, we forfeited our legal and beneficial ownership interest in the Claim for non-payment. As of November 30, 2017, we no longer held a beneficial interest in the Claim or any other mineral properties.

On November 20, 2017 we acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for consideration of 250,000 shares of our restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. The promissory notes bear interest at 6% per year and are due and payable on October 31, 2022 or the sale of this property in Anchorage, Alaska, whichever is the first to occur.  As of November 20, 2017 and August 15, 2018, GNP's only asset was a parcel of undeveloped land in Anchorage, Alaska. We plan to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft., on this property.

We did not have any employees as of August 15, 2018, other than Mark Rodenbeck who serves as our only Officer.   Mr. Rodenbeck does not receive any compensation for his services to us.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       PROPERTIES

As of November 30, 2017 and August 15, 2018, our only property is a parcel of undeveloped land in Anchorage, Alaska acquired as a result of the GNP acquisition. We plan to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft., on this property.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol "MACR" on the OTC Pink tier operated by OTC Markets Group, Inc.  However, during the last two fiscal years, and as of August 15, 2018, our common stock has not traded.

As of August 15, 2018 we had 4,740,750 outstanding shares of common stock held by thirty-two shareholders of record.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 20, 2017 we acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for 250,000 shares of our restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000.

During the three months ended  July 2018 we sold 600,000 Units at a price of $.10 per Unit in a private offering.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.  .

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended November 30, 2017 as Compared to the Year Ended November 30, 2016

We did not conduct any operations during our fiscal years ended November 30, 2017 or 2016, respectively.  At November 30, 2017, we had cash in the amount of $2,846 as compared to cash at November 30, 2016 in the amount of $1,172.  The increase in cash from 2017 compared to 2016 is mainly the result of proceeds received from convertible notes payable, the majority of which were used to pay professional fees in connection with maintaining our SEC filing requirements.

At November 30, 2017, we had current liabilities of $40,404, consisting of accounts payable of $19,530, accrued interest of $874, and convertible notes payable of $20,000.  Our long-term liabilities were comprised of $50,000 in notes payable.  At November 30, 2016, our only current liability was $9,016 in accounts payable, and we had no current or long-term notes payable. We had a working capital deficit of $37,558 at November 30, 2017 as compared to a working capital deficit of $7,844 at November 30, 2016.

We did not generate revenues during our 2017 or 2016 fiscal years. Our general and administrative expenses were $28,840 during the year ended November 30, 2017 as compared to $26,201 during the year ended November 30, 2016. We did not expect a significant change in general and administrative expenses, and the slight increase was due to additional professional fees incurred in connection with our acquisition of Great Northern Properties.  We incurred a net loss of $29,714 during the year ended November 30, 2017, which is consistent with our net loss of $28,499 during the year ended November 30, 2016.

Liquidity and Capital Resources

In support of our efforts and cash requirements, we have relied on advances from related parties until such time that we can support our operations or attain adequate financing through sales of our equity or traditional debt financing.  There is no formal written commitment for continued support by our shareholders or our officer and directors.

Net cash used by operating activities was $18,326 during the 2017 fiscal year resulting primarily from the net loss of $29,714, which was offset by increases of $10,514 and $874 in accounts payable and accrued interest, respectively.  Net cash used by operating activities was $22,578 during the 2016 fiscal year resulting primarily from the net loss of $28,499, which was offset by increases of $3,623 and $2,298 in accounts payable and in accrued interest, respectively.

There were no cash flows from investing activities during the 2017 and 2016 fiscal years.

Net cash provided by financing activities was $20,000 during the 2017 fiscal year due to proceeds from convertible notes payable.  Net cash provided by financing activities was $20,150 during the 2016 fiscal year due to proceeds received from non-convertible notes payable.

On June 28, 2016, we issued 50,000 shares of our common stock and 50,000 shares of our preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to us totaling $16,436.  Also on June 28, 2016, we issued 2,740,750 shares of our common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to us totaling $54,818.   Mr. Rasmussen and Mr. Rodenbeck also forgave all associated accrued interest, which totaled $4,708 and is reflected as an addition to paid-in capital.

On November 20, 2017 we acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for consideration of 250,000 shares of our restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. The promissory notes bear interest at 6% per year and are due and payable on October 31, 2022 or the sale of this property in Anchorage, Alaska, whichever is the first to occur.  We plan to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft., on this property.

During the year ended November 30, 2017 the following persons made loans to us:

Name	Loan Amount

Mark Rodenbeck	$10,000
Jerry Lewis	5,000
Unrelated third parties	55,000	*
	$70,000

The loans are unsecured, due on demand, and bear 6% interest per year.

* $50,000 of these loans were non-cash loans issued in connection with the acquisition of Great Northern Properties.

During the three months ended July 2018, we sold 600,000 Units at a price of $.10 per Unit in a private offering.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.  .

Off Balance Sheet Arrangements

As of August 15, 2018, we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 1 to the financial statement included as part of this report for a description of our critical accounting policies and estimates.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1	Reports of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2017 and 2016;
F-3	Consolidated Statements of Operations for the years ended November 30, 2017 and 2016;
F-4	Consolidated Statement of Stockholders' Equity (Deficit) for the years ended November 30, 2017 and 2016;
F-5	Consolidated Statements of Cash Flows for years ended November 30, 2017 and 2016;
F-6	Notes to Consolidated Financial Statements

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
515 S 400 E, STE 100
SALT LAKE CITY, UT 84111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mascota Resources Corporation
Centennial, CO

We have audited the accompanying consolidated balance sheet of Mascota Resources Corporation (the Company) as of November 30, 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
May 4, 2017

1438 N. HIGHWAY 89, STE. 120
FARMINGTON, UTAH  84025
 PH (801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mascota Resources Corporation
Centennial, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mascota Corporation (the Company) as of November 30, 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the notes thereto (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, has not achieved profitable operations, and expects to incur further losses in the development of its business, which raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/:  Pinnacle Accountancy Group, PLLC
Pinnacle Accountancy Group, PLLC

We have served as the Company's auditor since 2018.
Farmington, UT
August 6, 2018

MASCOTA RESOURCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017 and 2016

(Stated in US Dollars)

MASCOTA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2017	2016

ASSETS

Current Assets
Cash	$2,846	$1,172
Total Current Assets	2,846	1,172

Fixed Assets
Land	55,000	-
Total Fixed Assets	55,000	-

Total Assets	$57,846	$1,172

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable	$19,530	$9,016
Accrued Interest, Convertible Notes Payable - Related Parties	577	-
Accrued Interest, Notes Payable - Related Parties	9	-
Accrued Interest, Convertible Notes Payable	214	-
Accrued Interest, Notes Payable	74
Convertible Notes Payable - Related Parties	10,000	-
Convertible Notes Payable	10,000	-
Total Current Liabilities	40,404	9,016

Long-term Liabilities
Notes Payable - Related Parties	45,000	-
Notes Payable	5,000	-
Total Long-term Liabilities	50,000	-

Total Liabilities	90,404	9,016

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized	500	500
50,000, issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
4,140,750 shares issued and outstanding as of November 30, 2017
3,890,750 shares issued and outstanding as of November 30, 2016	4,141	3,891
Additional Paid-In Capital	160,753	156,003
Accumulated Deficit	(197,952)	(168,238)

Total Stockholders' Deficit	(32,558)	(7,844)

Total Liabilities and Stockholders' Deficit	$57,846	$1,172

The accompanying notes are an integral part of these consolidated financial statements.

MASCOTA RESOURCES CORP.
 Consolidated Statements of Operations

	The Year Ended
	November 30,
	2017	2016

Revenue	$-	$-

Operating Expenses
General and administrative	28,840	26,201
Total Expenses	28,840	26,201

Operating Loss	(28,840)	(26,201)

Other Income (Expense)
Interest expense	874	2,298

Net Loss	$(29,714)	$(28,499)

Loss per share, basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of shares	3,897,599	3,331,055
outstanding - basic and fully diluted

The accompanying notes are an integral part of these consolidated financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional		Stockholders'
	Common Stock		Preferred Stock		Paid-in	Accumulated	Deficit
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at November 30, 2015	3,100,000	$3,100	-	$-	$81,332	$(139,739)	$(55,307)

Shares cancelled and returned to treasury	(2,000,000)	(2,000)	-	-	2,000	-	-

Conversion of shareholder notes and interest into common and preferred stock	2,790,750	2,791	50,000	500	67,963	-	71,254

Forgiveness of accrued interest on shareholder notes	-	-	-	-	4,708	-	4,708

Net loss for the year	-	-	-	-	-	(28,499)	(28,499)

Balances at November 30, 2016	3,890,750	3,891	50,000	500	156,003	(168,238)	(7,844)

Share issued for acquisition of Great Northern Properties, Inc.	250,000	250	-	-	4,750	-	5,000

Net loss for the year	-	-	-	-	-	(29,714)	(29,714)

Balances at November 30, 2017	4,140,750	$4,141	50,000	$500	$160,753	$(197,952)	$(32,558)

The accompanying notes are an integral part of these consolidated financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(29,714)	$(28,499)
Change in operating assets and liabilities:
Increase in accounts payable	10,514	3,623
Increase in accrued interest, convertible notes payable - related parties	577	-
Increase in accrued interest, notes payable - related parties	9	-
Increase in accrued interest, convertible notes payable	214	2,298
Increase in accrued interest, notes payable	74
Net Cash Used by Operating Activities	(18,326)	(22,578)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable - related parties	10,000	-
Proceeds from convertible notes payable	10,000	-
Proceeds from notes payable, related parties	-	20,150
Net Cash Provided by Financing Activities	20,000	20,150

Net Increase (Decrease) in Cash	1,674	(2,428)

Cash at Beginning of Period	1,172	3,600

Cash at End of Period	$2,846	$1,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock (250,000 shares valued at $5,000) and notes payable ($50,000) in acquisition of Great Northern Properties, Inc. and associated land	$55,000	$-
Conversion of shareholders notes into common and preferred stock	$-	$71,254
Forgiveness of accrued interest on shareholder notes	$-	$4,708

The accompanying notes are an integral part of these consolidated financial statements.

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2017 and 2016

Note 1.       Business

Nature of Operations

Mascota Resources Corp. (the "Company") was incorporated in the state of Nevada on November 3, 2011.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 9, 2011, the Company incorporated a wholly-owned subsidiary, MRC Exploration LLC ("MRC"), in the State of Nevada for the purpose of mineral exploration.

In May 2013, the Company acquired a Uranium mineral claim located in the Athabasca Basin, within the Province of Saskatchewan, Canada (the "Claim"). The legal and ownership rights on the claim were limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Claim totaled roughly 2,014 acres or 3.15 square miles in size and was located approximately 25 miles north of the community of Points North, Saskatchewan. Subsequently the required exploration and development expenditures were not made and the ownership interest in the Claim lapsed on May 3, 2015 and as of that date, the Company no longer held a beneficial interest in the Claim.

On November 20, 2017, the Company acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for consideration of 250,000 shares of the Company's restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. GNP was incorporated in Alaska on September 22, 2017 and had not engaged in any operations, other than the acquisition from its sole officer and director of a parcel of undeveloped land in Anchorage, Alaska.  The Company's plans for this property are to build a triplex with three rental units, each of which will be approximately 1,200 sq. ft.  The promissory notes bear interest at 6% per year, are unsecured, and are due and payable on October 31, 2022 or upon the sale of the property in Anchorage, Alaska, whichever is the first to occur.  Prior to the acquisition, there were no significant common shareholdings or affiliations between the Company, GNP, or either entity's shareholders.  As a result of the acquisition, the Company's capital, operations, and management remained intact. The Company concluded that substantially all of the fair value of the assets acquired is concentrated in one identifiable asset and therefore is not considered a business.  As such, the transaction was accounted for as an asset purchase, whereby the Alaska property (GNP's only balance sheet item) was recorded on the acquisition date at fair market value.

The Company does not have any employees, other than Mark Rodenbeck who serves as the Company's only officer.  Mr. Rodenbeck does not receive any compensation for his services to the Company.

Basis of Presentation

The accompanying consolidated financial statements represent the consolidated operations of the Company, MRC, and GNP from the periods of each of the Company's wholly-owned subsidiaries' respective formation or acquisition dates forward, prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar.  The consolidated entity is referred to as "the Company," "we," "us," or "our."  The Company has adopted a November 30th fiscal year-end.

Going Concern

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $197,952, since its inception through November 30, 2017 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. US GAAP govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.

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

Net Income (Loss) Per Share

In accordance with ASC 260 Earnings per Share, basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the year ended November 30, 2016.

The following items were potentially dilutive during the year ended November 30, 2017, but were excluded from EPS computation due to their anti-dilutive effect from the Company's continuing losses:

November 30, 2017

Basic weighted average common shares outstanding	3,897,599
If-converted shares, related party convertible debt	480,822
If-converted shares, convertible debt	179,452
Diluted weighted average common shares outstanding	4,557,873

New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 2.       Long-Lived Assets

On November 20, 2017 the Company acquired a parcel of undeveloped land in Anchorage, Alaska via its acquisition of 100% stock ownership of GNP. The Company's plans for this property are to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft.  Upon acquisition, the land was recorded at its fair market value, which was deemed to be the value of the $55,000 in consideration paid for the GNP stock.  The Company intends to evaluate the property for impairment periodically in accordance with ASC 360 Property, Plant, and Equipment.

Note 3.       Stockholders' Equity

The Company's common stock is quoted under the symbol "MACR" on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company's common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of November 30, 2017 and 2016 the Company had 50,000 shares of preferred stock issued and outstanding.

On June 28, 2016, the Company issued 50,000 shares of its preferred stock at $3.24 per share to Dale Rasmussen in satisfaction of his $15,436 loan made to the Company.

Common Stock

The Company is authorized to issue 90,000,000 shares of its $0.001 par value common stock.  As of November 30, 2017 and November 30, 2016, the Company had 4,140,750 and 3,890,750 shares, respectively, of common stock issued and outstanding.

On June 21, 2016, 2,000,000 shares of common stock owned by Maria Ponce, the Company's former President, were cancelled and returned to treasury.

On June 28, 2016, the Company issued 50,000 common shares at $0.02 per share to Dale Rasmussen in satisfaction of Mr. Rasmussen's remaining loans of $1,000 made to the Company.    On June 28, 2016, the Company also issued 2,740,750 common shares at $0.02 to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's totaling $54,818 loans made to the Company. Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive all associated accrued interest totaling $4,708, which is reflected as an addition to paid-in capital.

On November 20, 2017 and in connection with its acquisition of GNP, the Company issued 250,000 shares of the Company's restricted common stock at $0.02 per share for total value of $5,000.

Note 4.       Notes Payable

Convertible Notes Payable - Related Parties

On December 14, 2016, the Company received $10,000 from Mark Rodenbeck pursuant to an unsecured promissory note.  The note is due December 14, 2017, carries an interest rate of 6%, and is convertible at $0.02 per share.  Accrued interest as of and interest expense for the year ended November 30, 2017 totaled $577.  The conversion rate is deemed equal to the stock's value on the issuance date, so there is no beneficial conversion feature.

Convertible Notes Payable

On May 18, 2017 an unaffiliated investor advanced the Company $5,000.  On September 25, 2017, a second unaffiliated investor also advanced the Company $5,000.  The $10,000 total proceeds were received pursuant to unsecured promissory notes that are due one year from their respective issuance dates, carry an interest rate of 6%, and are convertible at $0.02 per share. Accrued interest as of and interest expense for the year ended November 30, 2017 totaled $214 in the aggregate.  The conversion rate is deemed equal to the stock's value on the issuance date, so there is no beneficial conversion feature.

Notes Payable - Related Parties

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to the Company totaling $16,436.  Also on June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to the Company totaling $54,818.  Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive the associated accrued interest totaling $4,708, which was recorded as an addition to paid-in capital.

In connection with the Company's non-monetary acquisition of GNP, the Company issued a $5,000 unsecured note payable to GNP's former sole officer and director, Jerry Lewis, who became a director of the Company in February 2018.  The note carries a 6% interest rate and is payable upon the earlier of October 31, 2022 or the sale of the Company's Anchorage, Alaska property acquired from GNP.  Accrued interest as of and interest expense for the year ended November 30, 2017 totaled $9.

Notes Payable

In connection with the Company's non-monetary acquisition of GNP, the Company issued unsecured notes payable totaling $45,000 to two of GNP's former shareholders who each own approximately 1% of the Company's issued and outstanding common stock and have no further affiliation with the Company or GNP.  The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company's Anchorage, Alaska property cquired from GNP.  Accrued interest as of and interest expense for the year ended November 30, 2017 totaled $74.

Note 5.       Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in various note payable transactions with related parties as detailed in Note 4.  There were no additional related party transactions during the years ended November 30, 2017 or 2016.

Note 6.       Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized to the extent that realization of those assets is considered to be more likely than not.  A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Provisions are made for the U.S. income tax liability and additional non-U.S. taxes on the undistributed earnings of non-U.S. subsidiaries, except for amounts the Company has designated to be indefinitely reinvested.

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts and Jobs Act.  The schedules below reflect the Federal tax provision and valuation allowance using the new rates adjusted in the period of enactment (2017: 21% federal; 2016: 15% federal).

Net deferred tax assets (liabilities) consist of the following components as of November 30, 2017 and 2016:

Deferred tax assets:
	2017	2016

NOL Carryover (21% and 15%, respectively)	$41,580	$25,235
Valuation allowance	(41,580)	(25,235)
Net deferred tax asset	$--	$--

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended November 30, 2017 and 2016 due to the following:

	2017	2016

Provision (21% and 34%, respectively)	$4,457	$4,275

Effect of rate change on deferred tax asset and valuation allowance	11,888	-

Change in valuation allowance	(16,345)	(4,275)

Tax at effective rate	$--	$--

Note 7.       Subsequent Events

On February 20, 2018, Dale Rasmussen was removed as a director of the Company by a vote of a Mark Rodenbeck, who owned approximately 70% of the voting power of the Company's common stock at the time.

On February 21, 2018, Mr. Rasmussen was removed as an officer of the Company, and Mark Rodenbeck was appointed as the Company's new Principal Executive, Financial, and Accounting Officer.  Also on February 21, 2018, Jerry Lewis (GNP's former shareholder and sole officer and director) was appointed as a director of the Company.

During the three months ended  July 2018, we sold 600,000 Units at a price of $.10 per Unit in a private offering.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.

The Company has evaluated subsequent events through the date these financial statements were issued.  There have been no additional subsequent events after November 30, 2017 for which disclosure is required.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2018, we dismissed Pritchett, Siler & Hardy, PC as our independent registered accounting firm.  On February 22, 2018, we engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as our new independent registered accounting firm.

Since PSH's appointment as the Company's independent registered accounting firm on November 3, 2015 and through February 5, 2018, there were (i) no disagreements between the Company and PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PSH, would have caused PSH to make reference thereto in their reports on the Company's financial statements; and (ii) no "reportable events", as that term is defined in Item
304(a)(1)(v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2017.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of November 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended November 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended November 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s) Held
Mark Rodenbeck	68	Chief Executive, Financial and Accounting Officer, Secretary and a Director

Jerry Lewis	52	Director

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

Jerry Lewis.  Mr. Lewis was appointed as a director of the Company on February 21, 2018.  During the past five years Mr. Lewis has been the president of Tri Valley Vending, LLC (supplier of food, snack, beverage and gaming vending machines), ATM Alaska, Inc. (supplier of ATM machines) and Sugarloaf Marketing of Alaska, Inc. (supplier of stuffed animal crane machines).

Our Directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office.  Our officers are appointed by our board of directors and hold office until removed by the board.

As of August 15, 2018, we had not adopted a Code of Ethics for our principal executive, principal financial, principal accounting, or persons performing similar functions.

Mark Rodenbeck is not an independent director, as that term is defined by the Securities and Exchange Commission.

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (5)	Total
	$	$	$	$	$	$	$	$
Dale Rasmussen,	2017	--	--	--	--	--	--	--	--
President, CEO,	2016	--	--	--	--	--	--	--	--
CFO,

Mark Rodenbeck	2017	--	--	--	--	--	--	--	--
Secretary	2016	--	--	--	--	--	--	--	--

On February 20, 2018, Dale Rasmussen was removed as a director of the Company.

On February 21, 2018, Mr. Rasmussen was removed as an officer of the Company.

Mark Rodenbeck was appointed to serve as the Company's Secretary on February 17, 2015.  On February 21, 2018, Mr. Rodenbeck was appointed as the Company's new Principal Executive, Financial and Accounting Officer.

We do not compensate any person for serving as a director.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, based on 4,740,750 shares of our common stock issued and outstanding as of August 15, 2018 the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock, and by our executive officers and directors as a group:

Name and address of beneficial owner	Shares Owned	Percent of class

Mark Rodenbeck	2,740,750	57.8%
Jerry Lewis	25,000	0.5%
All executive officers and directors (two persons)	2,765,750	58.3%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen's loans to the Company totaling $16,436.  Also on June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck's loans to the Company totaling $54,818.  Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive all associated accrued interest, which totaled $4,708 and is reflected as an addition to paid-in capital.

On November 20, 2017, the Company acquired all of the outstanding shares of Great Northern Properties, Inc. for consideration of 250,000 shares of the Company's restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000.  As a former shareholder of Great Northern Properties, Inc., Jerry Lewis received 25,000 of these shares and a promissory note in the principal amount of $5,000.

During the year ended November 30, 2017 we borrowed $10,000 from Mark Rodenbeck.  The loan is unsecured, due on demand, and bears 6% interest per year.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our prior auditor, Pritchett, Siler & Hardy, PC, in connection with the audit of our annual financial statements for the years ended November 30, 2017 and 2016.  We didn't engage our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton and Company, PLLC) until February 2018.

Year Ended November 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$9,600	$-	$-	$-
2016	$10,700	$-	$750	$-

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File #333-190265).

*   Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of August 2018.

MASCOTA RESOURCES CORP.

By:	/s/ Mark Rodenbeck
Mark Rodenbeck
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 27, 2018	By:	/s/ Mark Rodenbeck
Mark Rodenbeck
Principal Executive, Financial and Accounting
Officer and a Director

August 27, 2018	By:	/s/ Jerry Lewis
Jerry Lewis
Director