Form 10-Q
period 2018-02-28
MASCOTA RESOURCES CORP.
filed 2018-11-30
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2018

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    None

MASCOTA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

                            NEVADA                                                                                           36-4752858
          (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

7976 East Phillips Circle
Centennial, CO 80112-3231
 (Address of principal executive offices, including Zip Code)

(303) 961-7690..
(Issuer's telephone number, including area code)
________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large acclerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,991,190 shares of common stock as of November 15, 2018.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars) (Unaudited)

	February 28,	November 30,
ASSETS	2018	2017

Current Assets
Cash	$3,593	$2,846
Total Current Assets	3,593	2,846
Fixed Assets
Land	55,000	55,000
Total Fixed Assets	55,000	55,000
Total Assets	$58,593	$57,846
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$21,610	$19,530
Accrued Interest, Notes Payable	740	74
Accrued Interest, Notes Payable - Related Parties	82	9
Accrued Interest, Convertible Notes Payable	381	214
Accrued Interest, Convertible Notes Payable - Related Parties	725	577
Convertible Notes Payable - Related Parties	10,000	10,000
Convertible Notes Payable	15,216	10,000
Total Current Liabilities	48,754	40,404

Long Term Liabilities
Notes Payable	45,000	45,000
Notes Payable - Related Parties	5,000	5,000
Total Long-term Liabilities	50,000	50,000
Total Liabilities	98,754	90,404
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized	500	500
50,000, shares outstanding as of February 28, 2018 (unaudited) and November 30, 2017	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized,
4,140,750 shares outstanding	4,141	4,141
Additional paid in capital	160,753	160,753
Accumulated deficit	(205,555)	(197,952)
Total Stockholders' Deficit	(40,161)	(32,558)
Total Liabilities and Stockholders' Deficit	$58,593	$57,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
Condensed Consolidated Statements of Operations
(Stated in US Dollars)
(Unaudited)

	Three Months Ended
	February, 28
	2018	2017

Revenue	$ -	$ -

Operating Expenses
General and administrative	6,549	4,954
Total Expenses	$ 6,549	$ 4,954

Operating loss	(6,549)	(4,954)

Interest Expense	877	--
Interest expense, related parties	177	125
Total Interest Expense	1,054	125

Net loss	(7,603)	(5,079)

Loss per share, basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average number of shares	4,140,750	3,890,750
outstanding - basic and fully diluted

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three Months Ended
	February, 28
	2018	2017
Cash Flows from Operating Activities
Net loss	$(7,603)	$(5,079)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	2,080	(4,975)
Accrued interest, related parties	177	125
Accrued interest	877	-
Net Cash used by operating activities	(4,469)	(9,929)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	5,216	10,000
Net Cash provided by Financing Activities	5,216	10,000

Net Increase (decrease) in cash	747	71

Cash at beginning of period	2,846	1,172

Cash at end of period	$3,593	$1,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Three Months ended
February 28, 2018

Note 1.     Basis of presentation

While the information presented in the accompanying February 28, 2018 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United State of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. These financial statements should be read in conjunction with the Company's November 30, 2017, financial statements (and notes thereto). Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018.

The accompanying financial statements represent the consolidated operations of the Company, MRC and GNP from the periods of each of the Company's wholly-owned subsidiaries respective formation or acquisition dates forward, prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar. The consolidated entity is referred to as "the Company," "we," "us," or "our."

Note 2.     Business

Nature of Operations

Mascota Resources Corp. (the "Company,") was incorporated in the state of Nevada on November 3, 2011.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 20, 2017, the Company acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for consideration of 250,000 shares of the Company's restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. GNP was incorporated in Alaska on September 22, 2017 and had not engaged in any operations, other than the acquisition from its sole officer and director of a parcel of undeveloped land in Anchorage, Alaska.  The Company's plans for this property are to build a triplex with three rental units, each of which will be approximately 1,200 sq. ft.  The promissory notes bear interest at 6% per year, are unsecured, and are due and payable on October 31, 2022 or upon the sale of the property in Anchorage, Alaska, whichever is the first to occur.  Prior to the acquisition, there were no significant common shareholdings or affiliations between the Company, GNP, or either entity's shareholders.  As a result of the acquisition, the Company's capital, operations, and management remained intact.  As such, the transaction was accounted for as a business purchase, whereby the Alaska property (GNP's only balance sheet item) was recorded on the acquisition date at fair market value.

Going Concern

These financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $205,556, since its inception through February 28, 2018 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

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

Cash Equivalents

The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

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

Employees

The Company does not have any employees, other than Mark Rodenbeck who serves as the Company's only officer. Mr. Rodenbeck does not receive any compensation for his services to the Company.

Note 3.     Long-Lived Assets

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

Note 4.           Stockholders' Equity

The Company's common stock is quoted under the symbol "MACR" on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company's common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of February 28, 2018 and November 30, 2017 the Company had 50,000 outstanding shares of preferred stock.  The preferred shares are not convertible into shares of the Company's common stock.

Common Stock

The Company is authorized to issue 90,000,000 shares of its $0.001 par value common stock.  As of February 28, 2018 and November 30, 2017 the Company had 4,140,750 outstanding shares of common stock.

Note 5.   Notes Payable

(a) Convertible Notes Payable - Related Parties

On December 14, 2016, the Company received $10,000 from Mark Rodenbeck pursuant to an unsecured promissory note.  The note was due on demand, carried an interest rate of 6%, and was convertible into shares of the Company's common stock at $0.02 per share. This note was converted in August 2018 (Note 7).

(b) Convertible Notes Payable

On May 18, 2017 an unaffiliated investor advanced the Company $5,000.  On September 25, 2017, a second unaffiliated investor advanced the Company $5,000 and in February, 2018, the investor advanced an additional $5,216. The $15,216 total proceeds were received pursuant to unsecured promissory notes that were due one year from their respective issuance dates, carried an interest rate of 6%, and were convertible into shares of the Company's common stock at $0.02 per share.These notes were converted in August 2018 (Note 7).

(c) Notes Payable - Related Parties

In connection with the Company's acquisition of GNP, on November 20, 2017 the Company issued a $5000 unsecured note payable to GNP's former sole officer and director, Jerry Lewis, who became a director of the Company in February 2018. The note carries a 6% interest rate and is payable upon the earlier of
October 31, 2022 or the sale of the Company's Anchorage, Alaska property acquired from GNP.

(d) Notes Payable

In connection with the Company's acquisition of GNP, on November 20, 2017,the Company issued $45,000 in unsecured notes payable to two of GNP's former shareholders, who each own approximately 1% of the Company's issued and outstanding common stock and have no furrther affiation with the Company or GNP.  The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company's Anchorage, Alaska property acquired from GNP.

(e) Summary

Item	Loan Amount		Accrued Interest
	February 28, 2018 November 30, 2017		February 28, 2018	November 30, 2017
Convertible Notes Payable - Related Parties	$10,000	$10,000	$725	$577
Convertible Notes Payable	15,216	10,000	381	214
Notes Payable - Related Parties	5,000	5,000	82	9
Notes Payable	45,000	45,000	740	74
Total	$75,216	$70,000	$1,928	$874

Note 6.             Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in various note payable transactions with related parties as detailed in Note 5.  There were no additional related party transactions during the three months ended February 28, 2018 or 2017.

Note 7.           Subsequent Events

Between May 1, 2018 and November 15, 2018, the Company sold 1,025,000 Units at a price of $.10 per Unit in a private offering.  Each Unit consisted of one share of the Company's common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of the Companys common stock at a price of $1.00 per share at any time on or before June 1, 2019.

In August and July 2018 Jerry Lewis, a director of the Company, and a company controlled by Mr. Lewis, loaned the Company $16,500.  The loans are unsecured, due on demand, and bear 6% interest per year.

In August 2018 the notes and accrued interest totaling $26,709 referenced in Notes 5(a) and 5(b) were converted into 1,335,440 shares of the Company's common stock.

The Company has evaluated subsequent events through the date these financial statements were issued.  There have been no additional subsequent events after February 28, 2018 for which disclosure is required.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We did not conduct any operations during the three months ended February 28, 2017.

On November 20, 2017 we acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for consideration of 250,000 shares of our restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. The promissory notes bear interest at 6% per year and are due and payable on October 31, 2022 or the sale of this property in Anchorage, Alaska, whichever is the first to occur.  We plan to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft., on this property.  In August 2018 we applied for a construction permit and began soil testing for the project.

The slight increase in general and administrative expenses from $4,954 during the three months ended February 28, 2017 to $6,549 during the three months ended February 28, 2018 was due to professional fees incurred in connection with the triplex we plan to build in Anchorage Alaska. Interest expense for the three months ended February 28, 2018 and 2017 totaled $1,054 and $125 respectively. The increase is due to interest recorded on new debt described  in Note 5 to the financial statements. This resulted in an increase in net loss from $5,079 for the three months ended February 28, 2017 to  $7,603 for the three months ended
February 28, 2018.

We received proceeds from the issuance of convertible notes payable of $5,216 and $10,000 during the three months ended February 28, 2017 and 2018 respectively. See Note 5 to the dfinancial statements which are part of this report for information concerning loan amounts outstanding at February 28, 2018.

Between May 1, 2018 and November 15, 2018, we sold 1,025,000 Units at a price of $.10 per Unit in a private offering for total proceeds of $102,500.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.

In August and July 2018 Jerry Lewis, one of our directors, and a company controlled by Mr. Lewis, loaned GNP $16,500.  The loans are unsecured, due on demand, and bear 6% interest per year.

In August 2018 the notes and accrued interest referenced in Notes 5(a) and 5(b) to the financial statements which are part of this report were collectively converted into 1,335,440 shares of our common stock.

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities.  There is no formal written commitment from any person to provide us with capital.

 ITEM 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2018.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

 Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

   MASCOTA RESOURCES CORP.

November 27, 2018                                          By:   /s/Mark Rodenbeck
Mark Rodenbeck, Principal Executive and Financial Officer

Mascota Feb 2018 10-Q 9-10-18