Form 10-Q
period 2018-05-31
MASCOTA RESOURCES CORP.
filed 2018-11-30
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2018

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

(303) 961-7690
(Issuer’s telephone number, including area code)

________________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,246,190 shares of common stock as of November 15, 2018.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars) (Unaudited)
	May 31,	November 30,
ASSETS	2018	2017
Current Assets
Cash	$ 25,700	$ 2,846
Total Current Assets	25,700	2,846
Fixed Assets
Land	55,000	55,000
Total Fixed Assets	55,000	55,000
Total Assets	$ 80,700	$ 57,846
LIABILITIES
Current Liabilities
Accounts Payable	$ 20,475	$ 19,530
Accrued Interest – Notes Payable	1,424	74
Accrued Interest, Notes Payable - Related Parties	154	9
Accrued Interest, Convertible Notes Payable	612	214
Accrued Interest, Convertible Notes Payable - Related Parties	876	577
Convertible Notes Payable	15,216	10,000
Convertible Notes Payable - Related Parties	10,000	10,000
Stock Subscriptions Payable	25,500	-
Total Current Liabilities	74,257	40,404
Long Term Liabilities
Notes Payable - Related Party	5,000	5,000
Notes Payable	45,000	45,000
Total Long-term Liabilities	50,000	50,000
Total Liabilities	124,257	90,404
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized 50,000, issued or outstanding as of May 31, 2018 and November 30, 2017.	500	500
Common Stock, $0.001 par value, 90,000,000 shares authorized, 4,140,750 shares issued and outstanding	4,141	4,141
Additional paid in capital	160,753	160,753
Accumulated deficit	(208,951)	(197,952)
Total Stockholders' Deficit	(43,557)	(32,558)
Total Liabilities and Stockholders' Deficit	$ 80,700	$ 57,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six Months Ended
	May 31, 2018
	2018	2017
Cash Flows from Operating Activities
Net loss	$ (10,999)	$ (7,627)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	2,693	(5,175)
Accrued interest, related parties	444	287
Net Cash used by operating activities	(7,862)	(12,515)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	5,216	10,000
Proceeds from issuance of convertible notes, related parties	-	5,000
Proceeds from sale of stock subscriptions	25,500	-
Net Cash provided by Financing Activities	30,716	15,000

Net Increase in cash	22,854	2,485

Cash at beginning of period	2,846	1,172

Cash at end of period	$ 25,700	$ 3,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
Condensed Consolidated Statements of Operations
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2018	2017	2018	2017

Revenue	$ -	$ -	$ -	$ -

Operating Expenses
Professional fees	730	1,862	6,960	3,962
Legal fees	635	-	635	2,530
General and administrative	893	524	1,212	848
Total Expenses	$ 2,258	$ 2,386	$ 8,807	$ 7,340

Operating loss	(2,258)	(2,386)	(8,807)	(7,340)

Interest expense	384	--	615	14
Interest expense, related parties	754	162	1,577	273
Total interest expense	1,138	162	2,192	287

Net loss	(3,396)	(2,548)	(10,999)	(7,627)

Loss per share, basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares	4,140,750	3,890,750	4,140,750	3,890,750
outstanding - basic and fully diluted

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended
May 31, 2018

 Note 1.     Basis of presentation

 While the information presented in the accompanying May 31, 2018 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United State of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s November 30, 2017, financial statements (and notes thereto). Operating results for the six months ended May 31, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018

 The accompanying financial statements represent the consolidated operations of the Company, MRC, and GNP from the periods of each of the Company’s wholly-owned subsidiaries’ respective formation or acquisition dates forward, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar.  The consolidated entity is referred to as “the Company,” “we,” “us,” or “our.”

 Note 2.           Business

 Nature of Operations

Mascota Resources Corp. (the “Company”) was incorporated in the state of Nevada on November 3, 2011.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 20, 2017, the Company acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for consideration of 250,000 shares of the Company’s restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. GNP was incorporated in Alaska on September 22, 2017 and had not engaged in any operations, other than the acquisition from its sole officer and director of a parcel of undeveloped land in Anchorage, Alaska.  The Company’s plans for this property are to build a triplex with three rental units, each of which will be approximately 1,200 sq. ft.  The promissory notes bear interest at 6% per year, are unsecured, and are due and payable on October 31, 2022 or upon the sale of the property in Anchorage, Alaska, whichever is the first to occur.  Prior to the acquisition, there were no significant common shareholdings or affiliations between the Company, GNP, or either entity’s shareholders.  As a result of the acquisition, the Company’s capital, operations, and management remained intact.  As such, the transaction was accounted for as a business purchase, whereby the Alaska property (GNP’s only balance sheet item) was recorded on the acquisition date at fair market value.

 Going Concern

These financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $208,951, since its inception through May 31, 2018 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

 Net Income (Loss) Per Share

 In accordance with ASC 260 Earnings per Share, basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

 New Accounting Pronouncements

 The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 Employees

The Company does not have any employees, other than Mark Rodenbeck who serves as the Company’s only officer.  Mr. Rodenbeck does not receive any compensation for his services to the Company.

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

Note 4.           Stockholders’ Equity

The Company’s common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of May 31, 2018, and November 30, 2017 the Company had 50,000 outstanding shares of preferred stock.  The preferred shares are not convertible into shares of the Company’s common stock.

Common Stock

The Company is authorized to issue 90,000,000 shares of its $0.001 par value common stock.  As of May 31, 2018 and November 30, 2017 the Company had 4,140,750 shares, of common stock issued and outstanding.

Note 5.   Notes Payable

(a) Convertible Notes Payable - Related Parties

On December 14, 2016, the Company received $10,000 from Mark Rodenbeck pursuant to an unsecured promissory note.  The note was due December 14, 2017, carried an interest rate of 6%, and is convertible into shares of the Company’s common stock at $0.02 per share.   This note was converted in August 2018 (Note 8).

(b) Convertible Notes Payable

On May 18, 2017 an unaffiliated investor advanced the Company $5,000.  On September 25, 2017, a second unaffiliated investor also advanced the Company $5,000.  In February 2018, an investor advanced $5,216. The $15,216 total proceeds were received pursuant to unsecured promissory notes that are due one year from their respective issuance dates, carry an interest rate of 6%, and are convertible into shares of the Company’s common stock at $0.02 per share. This note was converted in August 2018 (Note 8).

 (c) Notes Payable - Related Parties

 In connection with the Company's acquisition of GNP, on November 20, 2017 the Company issued a $5,000 unsecured note payable to GNP's former sole officer and director, Jerry Lewis, who became a director of the Company in February 2018.  The note carries a 6% interest rate and is payable upon the earlier of October 31, 2022 or the sale of the Company's Anchorage, Alaska property acquired from GNP.

(d) Notes Payable

 In connection with the Company’s acquisition of GNP, on November 20, 2017 the Company issued $45,000 in unsecured notes payable to two of GNP’s former shareholders, who each own approximately 1% of the Company's issued and outstanding common stock and have no further affiliation with the Company or GNP.  The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property acquired from GNP.

 (d) Summary

	Loan Amount		Accrued Interest
Item	May 31, 2018	Nov. 30, 2017	May 31, 2018	Nov. 30, 2017
Convertible Notes Payable – Related Parties	$10,000	$10,000	$876	$577
Convertible Notes Payable	15,216	10,000	612	214
Notes Payable – Related Parties	5,000	5,000	154	9
Notes Payable	45,000	45,000	1,424	74
Total	$75,216	$70,000	$3,066	$874

Note 6.   Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in various note payable transactions with related parties during the six months ended May 31, 2018 and 2017. (See Note 5).

 Note 7.   Stock Subscriptions Payable

On May 23, 2018 the Company received $25,500 from the sale to private investors of 255,000 Units at a price of $0.10 per unit.   Each Unit consisted of one share of the Company’s common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before June 1, 2019.  The Units were issued subsequent to May 31, 2018.

Note 8.   Subsequent Events

Between June 1, 2018 and November 15, 2018, the Company sold 770,000 Units at a price of $.10 per Unit in a private offering for total proceeds of $77,000.  Each Unit consisted of one share of the Company’s common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before June 1, 2019.

In August and July 2018, Jerry Lewis, a director of the Company, and a company controlled by Mr. Lewis, loaned the Company $16,500.  The loans are unsecured, due on demand, and bear 6% interest per year.

In August 2018, the convertible notes referenced in Notes 5(a) and 5(b) to these financial statements totaling $26,709 including accrued interest, were converted into 1,335,440 shares of the Company’s common stock.

The Company has evaluated subsequent events through the date these financial statements were issued.  There have been no additional subsequent events after May 31, 2018 for which disclosure is required.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 We did not conduct any operations during the six months ended May 31, 2017.

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

Our operating expenses during the three months ended May 31, 2018 and 2017 were consistent at $2,258 and $2,386, respectively, and were comprised primarily of professional fees.  Interest expense for the three months ended May 31, 2018 and 2017 totaled $1,138 and $162, respectively.  The increase is due to interest recorded on new debt described in Note 5 to the financial statements.  This resulted in an increase in net loss from $2,548 for the three months ended May 31, 2017 to $3,396 for the three months ended May 31, 2018.

During the six months ended May 31, 2018, our net loss increased to $10,999 as compared to a net loss of $7,627 during the six months ended May 31, 2017.  This is due to an increase in operating expenses from $7,340 for the six months ended May 31, 2017 to $8,807 for the six months ended May 31, 2018.  The increase is due to professional fees incurred for engineering services required for our property in Alaska.  Additionally, we incurred increased interest expense of $2,192 during the six months ended May 31, 2018 as compared to $287 during the six months ended May 31, 2017 due to the issuance of new debt.

We received proceeds from the issuance of stock subscriptions (pursuant to the below private offering) and convertible notes payable of $25,500 and $5,216, respectively, during the six months ended May 31, 2018, as compared to the receipt of $15,000 for the issuance of convertible notes payable during the six months ended May 31, 2017.

 Between May 1, 2018 and November 15, 2018, we sold 1,025,000 Units at a price of $.10 per Unit in a private offering, for total proceeds of $102,500 (including the $25,500 mentioned above).  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.

In August and July 2018, Jerry Lewis, one of our directors, and a company controlled by Mr. Lewis, loaned the Company $16,500.  The loans are unsecured, due on demand, and bear 6% interest per year.

In August 2018 the notes and accrued interest referenced in Notes 5(a) and 5(b) to the financial statements which are part of this report were converted into 1,335,440 shares of our common stock.

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities.  There is no formal written commitment from any person to provide us with capital.

ITEM 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2018.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     MASCOTA RESOURCES CORP.

November 27, 2018                                                                            By: /s/Mark Rodenbeck______________________
                                            Mark Rodenbeck, Principal Executive and Financial Officer