Form 10-Q
period 2018-08-31
MASCOTA RESOURCES CORP.
filed 2019-01-04
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    None

MASCOTA RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	36-4752858 (I.R.S. Employer Identification No.)

7976 East Phillips Circle
Centennial, CO 80112-3231
 (Address of principal executive offices, including Zip Code)

(303) 961-7690
(Issuer’s telephone number, including area code)

(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,246,190 shares of common stock as of December 31, 2018.

MASCOTA RESOURCES CORP.
CONSOLIDATED BALANCE SHEET
(Stated in US Dollars) (Unaudited)
ASSETS	August 31,	November 30,
	2018	2017

Current Assets
Cash	$18,177	$2,846
Total Current Assets	18,177	2,846
Fixed Assets
Land and land improvements	111,963	55,000
Total Fixed Assets	111,963	55,000

Total Assets	$130,140	$57,846
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$48,328	$19,530
Accrued Interest, Notes Payable	2,106	74
Accrued Interest, Notes Payable - Related Parties	233	9
Accrued Interest, Convertible Notes Payable	-	214
Accrued Interest, Convertible Notes Payable - Related Parties	-	577
Convertible Notes Payable - Related Parties	-	10,000
Convertible Notes Payable	-	10,000
Stock Subscription Payable	60,000	-
Total Current Liabilities	110,667	40,404
Long Term Liabilities
Notes Payable	45,000	45,000
Notes Payable - Related Parties	11,900	5,000
Total Long-term Liabilities	56,900	50,000

Total Liabilities	167,567	90,404
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.01 par value, 10,000,000 shares authorized	500	500
50,000, issued or outstanding as of August 31, 2018 and November 30, 2017
Common Stock, $0.001 par value, 90,000,000 shares authorized,
5,476,190 and 4,140,750 shares issued and outstanding as of August 31, 2018 and November 30, 2017, respectively 5,476		4,141

Additional paid in capital	186,249	160,753
Accumulated deficit	(229,652)	(197,952)
Total Stockholders' Deficit	(37,427)	(32,558)
Total Liabilities and Stockholders' Deficit	$130,140	$57,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	1,950	730	8,910	3,560
Legal fees	16,165	-	16,800	2,530
General and administrative	1,481	1,302	2,693	3,282
Total Expenses	$19,596	$2,032	$28,403	$9,372

Operating loss	(19,596)	(2,032)	(28,403)	(9,372)

Other Expenses
Interest expense	888	76	2,631	86
Interest expense, related parties	217	151	666	428
Total Other Income (Expenses)	(1,105)	(227)	(3,297)	(514)

Net loss	$(20,701)	$(2,259)	$(31,700)	$(9,886)

Loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares	4,214,126	3,890,750	4,189,489	3,890,750
outstanding - basic and fully diluted

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended
	August 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(31,700)	$(9,886)
Change in operating assets and liabilities:
Accounts payable	28,798	(4,254)
Accrued interest, notes payable - related parties	2,096	438
Accrued interest, notes payable	160	76
Accrued interest, convertible notes payable - related parties	220
Accrued interest, convertible notes payable	604

Net Cash from (used by) operating activities	178	(13,626)

Cash Flows from Investing Activities
Land Improvement	(56,963)	-
Net Cash used by Investing Activities	(56,963)	-

Cash Flows from Financing Activities
Proceeds from sale of stock subscriptions	60,000	-
Proceeds from issuance of notes payable, related parties	6,900
Proceeds from issuance of convertible notes payable	5,216
Convertible notes payable - related party		10,000
Convertible notes payable		5,000
Net Cash from Financing Activities	72,116	15,000

Net Increase in cash	15,331	1,374

Cash at beginning of period	2,846	1,172

Cash at end of period	$18,177	$2,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Conversion of notes and accrued interest into common stock	$26,831	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MASCOTA RESOURCES CORP.
Notes to Unaudited Financial Statements
For the Nine Months Ended
August 31, 2018

 Note 1.     Basis of presentation

While the information presented in the accompanying August 31, 2018 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United State of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s November 30, 2017, financial statements (and notes thereto). Operating results for the nine months ended August 31, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018.

The accompanying financial statements represent the consolidated operations of Mascota Resources Corp. (“MRC”) and Great Northern Properties, Inc. (“GNP”) from the periods of each of the Company’s wholly-owned subsidiaries’ respective formation or acquisition dates forward, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar.  The consolidated entity is referred to as “the Company,” “we,” “us,” or “our.”

Note 2. Business

Nature of Operations

MRC was incorporated in the state of Nevada on November 3, 2011.  MRC was formed for the purpose of acquiring exploration and development stage mineral properties.

On November 20, 2017, the Company acquired all of the outstanding shares of GNP for consideration of 250,000 shares of the Company’s restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. GNP was incorporated in Alaska on September 22, 2017 and had not engaged in any operations, other than the acquisition from its sole officer and director of a parcel of undeveloped land in Anchorage, Alaska.  The Company’s plans for this property are to build a triplex with three rental units, each of which will be approximately 1,200 sq. ft.  The promissory notes bear interest at 6% per year, are unsecured, and are due and payable on October 31, 2022 or upon the sale of the property in Anchorage, Alaska, whichever is the first to occur.  Prior to the acquisition, there were no significant common shareholdings or affiliations between the MRC, GNP, or either entity’s shareholders.  As a result of the acquisition, MRC’s capital, operations, and management remained intact.  As such, the transaction was accounted for as a business purchase, whereby the Alaska property (GNP’s only balance sheet item) was recorded on the acquisition date at fair market value.

Going Concern

These financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $229,652, since its inception through August 31, 2018 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

At November 30, 2017, the Company had related party and non-party convertible notes payable outstanding that, if converted, would result in the issuance of 1,000,000 shares of common stock. The debt was fully converted during the nine months ended August 31, 2018 (Note 5) and no convertible debt or other potentially dilutive securities were outstanding at August 31, 2018. In addition, the Company received funds for stock subscriptions during the nine months ended August 31, 2018. The stock subscriptions include warrants that have a dilutive effect on EPS once issued. As of August 31, 2018, the shares and associated warrants had not yet been issued (Note 7).

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

Note 3.      Long-Lived Assets

On November 20, 2017 the Company acquired a parcel of undeveloped land in Anchorage, Alaska via its acquisition of 100% stock ownership of GNP. The Company's plans for this property are to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft.  Upon acquisition, the land was recorded at its fair market value, which was deemed to be the value of the $55,000 in consideration paid for the GNP stock.  Land improvements are recorded at cost, totaling $56,963 and $0 as of August 31, 2018 and November 30, 2017, respectively.  The Company intends to evaluate the land and land improvements for impairment periodically in accordance with ASC 360 Property, Plant, and Equipment.

Note 4. Stockholders’ Equity

The Company’s common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of August 31, 2018, and November 30, 2017 the Company had 50,000 outstanding shares of preferred stock.  The preferred shares are not convertible into shares of the Company’s common stock.

Common Stock

On August 21, 2018, the convertible notes referenced in Notes 5(a) and 5(b) totaling $25,000, including accrued interest of $1,831, were converted into 1,335,440 shares of the Company’s common stock.

As of August 31, 2018, and November 30, 2017 the Company had 5,476,190 and 4,140,750 shares, of common stock issued and outstanding, respectively.

Note 5.   Notes Payable

(a) Convertible Notes Payable - Related Parties

On December 14, 2016, the Company received $10,000 from Mark Rodenbeck pursuant to an unsecured promissory note.  The note was due December 14, 2017, carried an interest rate of 6%, and is convertible into shares of the Company’s common stock at $0.02 per share.   This note was converted on August 21, 2018 (Note 4).

(b) Convertible Notes Payable

On May 18, 2017 an unaffiliated investor advanced the Company $5,000.  On September 25, 2017, a second unaffiliated investor also advanced the Company $5,000.  In February 2018, an investor advanced $5,216. The $15,216 total proceeds were received pursuant to unsecured promissory notes that are due one year from their respective issuance dates, carry an interest rate of 6%, and are convertible into shares of the Company’s common stock at $0.02 per share. These notes were converted on August 21, 2018 (Note 4).

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

In August, Jerry Lewis, a director of the Company, and a company controlled by Mr. Lewis, loaned the Company $6,900.  The loans are unsecured, due on demand, and bear 6% interest per year.

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

 (d) Summary

Item	Loan Amount		Accrued Interest
	August 31, 2018	Nov. 30, 2017	August 31, 2018	Nov. 30, 2017
Convertible Notes Payable – Related Parties	$ 0	$ 10,000	$ 0	$ 577
Convertible Notes Payable	0	10,000	0	214
Notes Payable – Related Parties	11,900	5,000	233	9
Notes Payable	45,000	45,000	2,106	74
Total	$ 56,900	$ 70,000	$ 2,339	$ 874

Note 6.   Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in various note payable transactions with related parties during the nine months ended August 31, 2018 and 2017.  (See Note 5).

Note 7.   Stock Subscriptions Payable and Warrants

From May 23 to August 31, 2018 the Company received $60,000 from the sale to private investors of 600,000 Units at a price of $0.10 per unit.   Each Unit consisted of one share of the Company’s common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before June 1, 2019.  As of the date these financial statements were issued, certificates for the shares and warrants had not been issued.

Note 8.   Subsequent Events

Between September 1, 2018 and November 15, 2018, the Company sold 425,000 Units at a price of $.10 per Unit in a private offering for total proceeds of $42,500.  Each Unit consisted of one share of the Company’s common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before June 1, 2019.

On September 10, 2018, Jerry Lewis, a director of the Company, and a company controlled by Mr. Lewis, loaned the Company $13,500.  The loans are unsecured, due on demand, and bear 6% interest per year.

The Company has evaluated subsequent events through the date these financial statements were issued.  There have been no additional subsequent events for which disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We did not conduct any operations during the nine months ended August 31, 2018.

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

Our operating expenses during the three months ended August 31, 2018 and 2017 increased significantly from $2,032 on August 31, 2017 to $18,596 on August 31, 2018 and were comprised primarily of professional fees.  Interest expense for the three months ended August 31, 2018 and 2017 totaled $1,105 and $227, respectively.  The increase is due to interest recorded on new debt described in Note 5 to the financial statements.  This resulted in an increase in net loss from $2,259 for the three months ended August 31, 2017 to $20,701 for the three months ended August 31, 2018.

During the nine months ended August 31, 2018, our net loss increased to $31,700 as compared to a net loss of $9,886 during the nine months ended August 31, 2017.  This is due to an increase in operating expenses from $9,372 for the nine months ended August 31, 2017 to $28,403 for the nine months ended August 31, 2018.  The increase is due to engineering services required for our property in Alaska.  Additionally, we incurred increased interest expense of $3,297 during the nine months ended August 31, 2018 as compared to $514 during the nine months ended August 31, 2017 due to the issuance of new debt.

We received proceeds from issuance of stock subscriptions (pursuant to the below private offering) notes payable, and  convertible notes payable of $60,000, $6,900 and $5,216 respectively, during the nine months ended August 31, 2018, compared to the receipt of $15,000 for the issuance of convertible notes payable during the six months ended August 31, 2017.

Between May 1, 2018 and November 15, 2018, we sold 1,025,000 Units at a price of $.10 per Unit in a private offering, for total proceeds of $102,500 (including the $60,000 mentioned above).  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2018.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MASCOTA RESOURCES CORP.

January 4, 2019    By: /s/Mark Rodenbeck
                     Mark Rodenbeck, Principal Executive and Financial Officer