Form 10-K
period 2018-11-30
MASCOTA RESOURCES CORP.
filed 2019-02-14
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended November 30 , 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large acclerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2018 was $0.00.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 6,491,190 shares of common stock as of February 7, 2019.

PART I

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1.       BUSINESS

Mascota  Resources Corp. (“we” or the “Company”) was incorporated in Nevada on November 3, 2011.

In 2013 we acquired a 100% legal and beneficial ownership interest in a mining claim located in the Northeast Athabasca Basin, in the Province of Saskatchewan, Canada.  The legal and ownership rights on the claim were limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The claim totaled roughly 2,014 acres or 3.15 square miles in size and was located approximately 25 miles north of the community of Points North, Saskatchewan.

We were unable to raise the necessary funding to keep the mineral claim in good standing and in May of 2015, we forfeited our legal and beneficial ownership interest in the claim for non-payment. As of November 30, 2018, we no longer held a beneficial interest in the claim or any other mineral properties.

We plan to be a developer of residential properties in the Anchorage, Alaska metropolitan area.

We plan to develop a variety of residential properties, including single family homes, duplexes, triplexes, apartments and condominiums.  Initially, we do not expect the properties we develop to exceed the following parameters:

     Maximum                                   Maximum
Type    Square Footage                             Sales Price                                              Other

Single Family Home	2,500	$450,000

Duplex	1,800/unit	$325,000

Triplex	1,650/unit	$300,000

Condominium                                                 1,650/unit                                $275,000 - $300,000                          No more than 8 units per building. Maximum height of 26 feet

Apartment	900-1,250/unit N/A No more than 12 units per building. Maximum height of 32 feet.

THE RESIDENTIAL CONSTRUCTION PROCESS

Residential construction usually involves the translation of designs into reality. A formal design team may be assembled to plan the building process. The design usually consists of drawings and specifications, normally prepared by a design team including an architect, civil engineers, mechanical engineers, electrical engineers, and structural engineers. The design team is most commonly employed by the property owner. Under this system, once the design is completed by the design team, a number of construction companies may then be asked to make a bid for the work based on the design. Following evaluation of bids, the owner typically awards a contract to the most cost efficient bidder.

Construction projects can suffer from preventable financial problems. Underbids happen when builders ask for too little money to complete the project. Cash flow problems exist when the present amount of funding cannot cover the current costs for labor and materials.  Having insufficient funds during various phases of construction can arise even when the overall total is enough.  Financial planning for the project is intended to ensure that a solid plan with adequate safeguards and contingency plans are in place before the project is started and is required to ensure that the plan is properly executed over the life of the project.

Design and finance overlap and interrelate. The design must be not only structurally sound and appropriate for the use and location of the building, but must also be financially possible to build, and legal to use. The financial structure must accommodate the need for building the design provided, and must pay the amounts required to construct the building.

Residential construction practices, technologies, and resources must conform to local building authority regulations and codes of practice.  A construction project must fit into the legal framework governing the property including regulations on the use of property. In construction, the authority having jurisdiction (AHJ) is the governmental agency or sub-agency that regulates the construction process. In most cases, this is the municipality where the building is located.

Materials readily available in the area generally dictate the construction materials used (e.g. brick versus stone, versus timber). Cost of construction on a per-square foot basis for houses can vary dramatically based on site conditions, local regulations, economies of scale (custom designed homes are often more expensive to build) and the availability of skilled tradesmen.

Before the foundation can be dug, contractors are typically required to verify and have existing utility lines marked, either by the utilities themselves or through a company specializing in such services. This lessens the likelihood of damage to the existing electrical, water, sewage, phone, and cable facilities, which could cause outages and potentially hazardous situations.

A residential building must also be in compliance with the local fire code, which is enforced by the local fire department or a municipal code enforcement office.

Changes made to a building that affect safety, including its use, expansion, structural integrity, and fire protection items, usually require approval of the AHJ.

During the construction of a building, the municipal building inspector inspects the building periodically to ensure that the construction adheres to the approved plans and the local building code. Once construction is complete and a final inspection has been passed, an occupancy permit may be issued.

The most popular method of residential construction in North America is wood-framed construction. Typical construction steps for a single-family home or multi-family unit are:

•	Obtain an engineered soil test of lot where construction is planned
•	Develop floor plans and obtain a materials list for estimations (more recently performed with estimating software)
•	Obtain structural engineered plans for foundation (soil test report obtained earlier will be used by engineer to design foundation) and floor plan
•	Obtain lot survey
•	Obtain government building approval if necessary
•	If required obtain approval from HOA (homeowners association) or ARC (architectural review committee)
•	Clear the building site (demolition of existing home if necessary)
•	Survey to stake out for the foundation
•	Excavate the foundation and dig footers (Scope of work is dependent of foundation designed by engineer)
•	Pour a foundation and footers with concrete
•	Build the main load-bearing structure out of thick pieces of wood and possibly metal I-beams for large spans with few supports
•	Add floor and ceiling joists and install subfloor panels
•	Cover outer walls and roof in OSB or plywood and a water-resistive barrier
•	Install roof shingles or other covering for flat roof
•	Cover the walls with siding, typically vinyl, wood, or brick veneer but possibly stone or other materials
•	Install windows
•	Frame interior walls
•	Add internal plumbing, HVAC, electrical, and natural gas utilities
•	Install insulation and interior drywall panels (cement board for wet areas) and to complete walls and ceilings
•	Install bathroom fixtures
•	Spackle, prime, and paint interior walls and ceilings
•	Additional tiling on top of cement board for wet areas, such as the bathroom and kitchen backsplash
•	Installation of final floor covering, such as floor tile, carpet, or wood flooring
•	Installation of major appliances

THE ANCHORAGE HOUSING MARKET

The discussion below is based upon the 2018 Anchorage Housing Survey Report

For the past decade, Anchorage has experienced an increasing demand for housing and a market that has been unable to meet that demand. Seniors are expected to comprise 16.4% of Anchorage residents by 2030, and a growing millennial population are looking for affordable housing, in safe areas, with access to recreation. While the percentage of total income spent on housing has increased nationally, the percentage of average income spent on housing in Anchorage borders on what the Department of Housing and Urban Development describes as “cost burdened.” A shortened construction season and the cost of shipping building supplies make housing in Anchorage inherently expensive.

Most Anchorage residents said they were satisfied with their housing. A quarter of respondents thought their housing was in “excellent” condition while most thought their housing was “good and relatively updated” or “good but needed improvement,” and few said their housing was “poor and needed substantial improvement.” Only 10.6% of respondents were “somewhat dissatisfied” or “very dissatisfied” with their housing.

Among homeowners who were dissatisfied with their housing, half lived in single-family homes while a third lived in duplexes. Homeowners who were satisfied with their housing tended to live in single-family homes while only one-fifth lived in a multi-family building.

Overall, renters are younger than homeowners, have lower annual incomes, and were less likely to be married. Most renters have an annual pre-tax income less than $75,000 with only 6% claiming an income over $150,000 a year. Furthermore, only a quarter of renters were married, and most renters lived with roommates.

A smaller fraction of renters than homeowners said they lived in a safe neighborhood. Whereas only 60% of renters reported living in a safe neighborhood, three-quarters of homeowners believed they live in a safe neighborhood. Similarly, a smaller percentage of renters than homeowners described their housing as being close to “good schools.”

Renters are more likely to report proximity to parks and trails, and proximity to shopping, as current home features, indicating that rental housing is more likely to be built near these types of urban amenities. Nationally, renters tend to be younger and have less income, and are less likely to own a private vehicle. As developers and policymakers consider areas for rental property development, locating them near shopping, public transit and parks is likely to appeal to those interested in, or needing to, rent.  However, only a quarter of respondents said they would like to live in an apartment. These preferences align with national trends.

By 2040, Anchorage is forecast to grow by as many as 21,000 households, 45,000 people and 44,000 jobs. Mixed-use development projects offer a compact and efficient way to grow. They also offer a variety of benefits including another housing choice for residents and would-be residents, improvements in walkability between housing, workplaces, and other amenities, and stronger neighborhoods.

Mixed-use developments were common prior to the adoption of modern zoning codes. Separation of uses predominated in the mid- to late-20th century, where commercial development was concentrated in urban centers and residential development spread out into suburbs. Now, mixed-use forms of development are increasingly sought after by the marketplace, investors, and residents who want access to small-scale retail commercial development such as coffee shops, bakeries, local restaurants, and the like.

Between 2014 and 2018, home prices and rental prices in Anchorage changed little. Despite a recession in the city, driven by plummeting oil prices and declining state-level budget expenditure, the average home price actually increased, from $347,000 to $360,000 in four years. The median rental price, meanwhile, increased from $1,124 to $1,200 during that time.

New housing units are not coming on the market rapidly enough to meet consumer demand. Development has dropped from a recent high of 2,000 new units built in a single year in 2004, to an all-time low in 2016 of 340 new units built. In 2017, 460 new housing units were built: 196 single family homes, 104 duplex units, and 160 multi-family units.

Unsurprisingly, residents’ feelings about the cost of housing in Anchorage also changed little during this time. In 2014, of residents who tried to buy but couldn’t, 68% said that it was because housing was too expensive, compared to 69% in 2018. In 2014, 23% said they couldn’t afford a down payment, which increased to 25% in 2018. Only 10% said they had too much student loan debt to buy a house in 2014, which increased to 18% in 2018.

Responses were virtually unchanged to the question of what should be done to increase housing options in Anchorage. The top two selections in both surveys was build more affordable housing units, and redevelop deteriorated areas with new, denser housing. In 2014, the third most popular choice was to build more single family homes (36%), but in 2018 the third choice was to upgrade infrastructure to encourage redevelopment (43%).

Residents consistently say they want to see more affordable housing closer to urban amenities.

On November 20, 2017 we acquired all of the outstanding shares of Great Northern Properties, Inc. ("GNP") for 250,000 shares of our restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000.  The promissory notes bear interest at 6% per year and are due and payable on October 31, 2022 or the sale of this property in Anchorage, Alaska, whichever is the first to occur.  We plan to build a triplex with three condominium units, each of which will consist of approximately 1,650 sq. ft., on this property.  We estimate it will cost approximately $600,000 to build the triplex.  In August 2018 we applied for a construction permit and began soil testing for the project.  As of November 30, 2018, the Company's only asset was a parcel of undeveloped land in Anchorage, Alaska.
Government Regulation

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of residential properties that can be built within the boundaries of a particular area.  Projects may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain areas due to government regulations.

Competition

Competition in the residential property industry is intense, and there are relatively low barriers to entry into our business.  Builders compete for, among other things, buyers, desirable land parcels, financing, raw materials and skilled labor.  We will compete for buyers primarily on the basis of a number of interrelated factors including design and location, price, buyer satisfaction, construction quality, reputation and the availability of mortgage financing.  Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build residential properties or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our residential properties.  Our competitors may independently construct housing units that are superior or substantially similar to our products.  Furthermore, almost all of our competitors are significantly larger, have longer operating histories and have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively.  Most of these competitors also have longstanding relationships with subcontractors and suppliers.  We will also compete for sales with individual resales of existing residential properties and with available rental housing.

General

We do not have any employees, other than Mark Rodenbeck who serves as our only officer.   Mr. Rodenbeck does not receive any compensation for his services to us.

Our principal executive offices are located at 7976 E. Phillips Circle, Centennial, CO 80112. Our main telephone number is (303) 961-7690.  We do not have a website at this time.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       PROPERTIES

As of November 30, 2018, our only property was a parcel of undeveloped land in Anchorage, Alaska acquired in the GNP acquisition. We plan to build a triplex with 3 rental units, each of which will consist of approximately 1,650 sq. ft., on this property.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol "MACR" on the OTC Pink tier operated by OTC Markets Group, Inc.  However, during the last two fiscal years, and as of February 7, 2019 our common stock has not traded.

As of February 7, 2019 we had 6,491,190 outstanding shares of common stock held by 63 shareholders of record.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended November 30, 2018 as compared to the year ended November 30, 2017

Material changes in the line items in our Statement of Operations for the year ended November 30, 2018 as compared to the same period last year, are discussed below:

                                    Increase (I) or
Item                               Decrease (D)                                      Reason

Operating Expenses	I	Increase in legal and professional fees.
Interest Expense	I	Increase in notes payable during the year.

The factors that will most significantly affect future operating results will be:

•	Ability to raise capital to construct residential properties
•	Condition of housing market in Anchorage, Alaska
•	Interest rates

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended November 30, 2018 and 2017 are shown below:
                                                                                                                                                                                                                      2018                                                    2017

               Cash used by operations                                                                                                                                                                $(38,203)                                            $(18,326)
               Land Improvements                                                                                                                                                                         (42,367)                                                       --
               Sale of common stock units                                                                                                                                                            101,500                                                        --
               Proceeds from notes payable, related parties                                                                                                                                    20,600                                                        --
               Proceeds from convertible notes                                                                                                                                                         5,000                                                 10,000
               Proceeds from convertible notes - related party                                                                                                                                         --                                                10,000

Other than $600,000 needed to construct the triplex we plan to build in Alaska, we do not anticipate any material capital requirements for the twelve months ending November 30, 2019.

We do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

•	● know of any significant changes in our expected sources and uses of cash.

•	● have any commitments or arrangements from any person to provide us with any equity capital.

During the years ended November 30, 2018 and 2017 the following persons made loans to us:

Name  Loan Amounts

          2018 2017

Mark Rodenbeck                                                                                                              $     --                                $10,000
Philip Grey                                                                                                                       20,600                                  5,000
Unrelated third parties                                                                                                        5,000                                55,000 (1)

The loans are unsecured, due on demand, and bear 6% interest per year.

(1)	$50,000 of these loans were non-cash loans issued in connection with the acquisition of Great Northern Properties.

Between May 1, 2018 and November 15, 2018, we sold 1,015,000 Units at a price of $.10 per Unit in a private offering, for total proceeds of $101,500.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.
In August 2018 the following convertible notes were converted into 1,341,563 shares of our common stock.

              Note Holder Amount Converted (1)                                                           Shares Issued Upon Conversion

             Mark Rodenbeck                                                             $10,863                                                                                    550,630
             Philip Grey                                                                      $10,574                                                                                    527,372
             Mark Bogani                                                                      $5,271                                                                                    263,561

      (1)      Includes accrued interest.

Off Balance Sheet Arrangements

As of November 30, 2018, we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 1 to the November 30, 2018 financial statements included as part of this report for a description of our critical accounting policies and estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2018 and 2017;
F-3	Consolidated Statements of Operations for the years ended November 30, 2018 and 2017
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended November 30, 2018 and 2017;
F-5	Consolidated Statements of Cash Flows for years ended November 30, 2018 and 2017;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Mascota Resources Corp.
Centennial, CO
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mascota Resources Corp. (the “Company”) as of November 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated  financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Emphasis of Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah
Farmington, Utah
February 7, 2019

 CONSOLIDATED BALANCE SHEETS
 (Stated in US Dollars)

ASSETS	November 30,	November 30,
	2018	2017

Current Assets
Cash	$49,380	$2,846
Total Current Assets	49,380	2,846
Fixed Assets
Land and land improvements	101,163	55,000
Total Fixed Assets	101,163	55,000

Total Assets	$150,543	$57,846

LIABILITIES AND STOCKHOLDERS' (EQUITY) DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$21,205	$19,530
Accrued Interest, Notes Payable	2,780	74
Accrued Interest, Notes Payable - Related Parties	604	9
Accrued Interest, Convertible Notes Payable	-	214
Accrued Interest, Convertible Notes Payable - Related Parties	-	577
Convertible Notes Payable - Related Parties	-	10,000
Convertible Notes Payable	-	10,000
Notes Payable - Related Parties, Current Portion	24,400	-
Total Current Liabilities	48,989	40,404
Long Term Liabilities
Notes Payable	45,000	45,000
Notes Payable - Related Parties, Net of Current Portion	5,000	5,000
Total Long-term Liabilities	50,000	50,000

Total Liabilities	98,989	90,404
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 50,000	500	500
issued or outstanding as of November 30, 2018 and 2017
Common Stock, $0.001 par value, 90,000,000 shares authorized,	6,491	4,141
6,491,190 and 4,140,750 shares issued and outstanding as of
November 30, 2018 and 2017, respectively
Additional paid in capital	286,611	160,753
Accumulated deficit	(242,048)	(197,952)
Total Stockholders' Equity (Deficit)	51,554	(32,558)
Total Liabilities and Stockholders' Equity (Deficit)	$150,543	$57,846

The accompanying notes are an integral part of the consolidated financial statements

MASCOTA RESOURCES CORP.
Consolidated Statements of Operations
(Stated in US Dollars)

	The Year Ended November 30,
	2018	2017

Revenue	$-	$-

Operating Expenses
General and administrative	39,878	28,840
Total Expenses	39,878	28,840

Operating Loss	(39,878)	(28,840)

Other Income (Expenses)
Interest expense	(3,162)	(289)
Interest expense, related parties	(1,056)	(585)
Total Other Income (Expenses)	(4,218)	(874)

Net Loss	(44,096)	(29,714)

Loss per share, basic and fully diluted	(0.01)	(0.01)

Weighted average number of shares
outstanding - basic and fully diluted	4,510,283	3,897,599
The accompanying notes are an integral part of the consolidated financial statements

MASCOTA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Stated in US Dollars)
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Equity	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	mount	Capital	(Deficit)	Total
Balances at November 30, 2016	3,890,750	$3,891	50,000	$500	$156,003	$(168,238)	$(7,844)

Shares issued for Acquisition of GNP	250,000	250	-	-	4,750	-	5,000

Net loss	-	-	-	-	-	(29,714)	(29,714)

Balance at November 30, 2017	4,140,750	4,141	50,000	500	160,753	(197,952)	(32,558)

Shares issued for convertible notes payable and accrued interest	543,172	543	-	-	10,320	-	10,863

Shares issued for convertible notes payable - related parties and accrued interest 792,268		792	-	-	15,053	-	15,845

Shares and warrants issued for cash	1,015,000	1,015	-	-	100,485	-	101,500
Net loss	-	-	-	-	-	(44,096)	(44,096)
Balances at November 30, 2018	6,491,190	$6,491	50,000	$500	$286,611	$(242,048)	$51,554

The accompanying notes are an integral part of the consolidated financial statements

MASCOTA RESOURCES CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	The Year Ended November 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(44,096)	$(29,714)
Change in operating assets and liabilities:
Accounts payable	1,675	10,514
Accrued interest, notes payable	2,706	74
Accrued interest, notes payable - related parties	595	9
Accrued interest, convertible notes payable	631	214
Accrued interest, convertible notes payable - related parties	286	577
Net Cash used by operating activities	(38,203)	(18,326)

Cash Flows from Investing Activities
Land improvement costs	(42,363)	-
Net Cash used by Investing Activities	(42,363)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock units	101,500	-
Proceeds from issuance of notes payable - related parties	20,600	-
Proceeds from issuance of convertible notes payable	5,000	10,000
Proceeds from issuance of convertible notes payable - related party	-	10,000
Net Cash from Financing Activities	127,100	20,000

Net Increase in cash	46,534	1,674

Cash at beginning of period	2,846	1,172

Cash at end of period	$49,380	$2,846

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock (250,000 shares valued at $5,000)
and notes payable ($50,000) in acquisition of Great Northern
Properties, Inc. and associated land	$-	$55,000
Conversion of convertible notes payable and related
accrued interest into common stock	$10,863	$-
Conversion of convertible notes payable - related parties
and related accrued interest into common stock	$15,845	$-
Issuance of notes payable - related party for land improvements	$3,800	$-

The accompanying notes are an integral part of the consolidated financial statements

MASCOTA RESOURCES CORP.
Notes to Consolidated Financial Statements
For the Year Ended
November 30, 2018

Note 1. Business

Nature of Operations

Mascota Resources Corp. (the “Company”) was incorporated in the state of Nevada on November 3, 2011.

On November 20, 2017, the Company acquired all of the outstanding shares of Great Northern Properties, Inc. (“GNP”) for consideration of 250,000 shares of the Company’s restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. GNP was incorporated in Alaska on September 22, 2017 and had not engaged in any operations, other than the acquisition from its sole officer and director of a parcel of undeveloped land in Anchorage, Alaska.  The Company’s plans for this property are to build a triplex with three rental units, each of which will be approximately 1,200 sq. ft.  The promissory notes bear interest at 6% per year, are unsecured, and are due and payable on October 31, 2022 or upon the sale of the property in Anchorage, Alaska, whichever is the first to occur.  Prior to the acquisition, there were no significant common shareholdings or affiliations between the MRC, GNP, or either entity’s shareholders.  As a result of the acquisition, MRC’s capital, operations, and management remained intact.  As such, the transaction was accounted for as a business purchase, whereby the Alaska property (GNP’s only balance sheet item) was recorded on the acquisition date at fair market value.

The Company does not have any employees, other than Mark Rodenbeck who serves as the Company's only officer.  Mr. Rodenbeck does not receive any compensation for his services to the Company.

Basis of presentation

The accompanying financial statements represent the consolidated operations of MRC and GNP from the periods of each of the Company’s wholly-owned subsidiaries’ respective formation or acquisition dates forward, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar.  The consolidated entity is referred to as “the Company,” “we,” “us,” or “our.”

Going Concern

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $242,048, since its inception through November 30, 2018 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, "Fair Value Measurements."  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company's financial instruments consist of cash, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000. Our management believes that the financial institutions are financially sound and the risk of loss is low.  Our cash balances did not exceed federally insured limits at November 30, 2018 or 2017.

Cash Equivalents

The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis. For the year ended November 30, 2018 and 2017, the Company did not recognize any impairment charges.

Income Taxes

We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current tax benefits are offset by a valuation reserve as they are considered not likely to be realized in the foreseeable future.

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

The following items were potentially dilutive during the years ended November 30, 2018 and 2017, but were excluded from EPS computation due to their anti-dilutive effect from the Company’s continuing losses:

                                                                                                       November 30,                                                                                  November 30,
                                                                                                              2018                                                                                                   2017

Basic weighted average shares outstanding                                 $       4,510,283                                                                                  $      3,897,599
If-converted shares, related party convertible debt                                             -                                                                                              480,822
If-converted shares, convertible debt -                                                                -                                                                                              179,452
If-converted shares, warrants                                                                   348,986                                                                                                         -
Diluted weighted average common shares
outstanding                                                                                   $       4,859,269                                                                                  $      4,557,873

 New Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 2.      Land and Land Improvements

On November 20, 2017 the Company acquired a parcel of undeveloped land in Anchorage, Alaska via its acquisition of 100% stock ownership of GNP. The Company's plans for this property are to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft.  Upon acquisition, the land was recorded at its fair market value, which was deemed to be the value of the $55,000 in consideration paid for the GNP stock.  Land improvements are recorded at cost, totaling $46,163and $0 as of November 30, 2018 and 2017, respectively.  The Company evaluates the land and land improvements for impairment periodically in accordance with ASC 360 Property, Plant, and Equipment.  For the years ended November 30, 2018 and 2017, the Company did not recognize any impairment charges.

Note 3.       Stockholders’ Equity

The Company’s common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of November 30, 2018 and 2017 the Company had 50,000 outstanding shares of preferred stock.  The preferred shares are not convertible into shares of the Company’s common stock.

Common Stock

The Company is authorized to issue 90,000,000 shares of its $0.001 par value common stock.  As of November 30, 2018 and 2017, the Company had 6,491,190 and 4,140,750 shares, respectively, of common stock issued and outstanding.

On August 21, 2018, the convertible notes totaling $26,708, including accrued interest of $1,492, were converted into 1,335,440 shares of the Company’s common stock (Note 4).

Between May 1, 2018 and November 30, 2018, the Company sold 1,015,000 Units at a price of $.10 per Unit in a private offering, for total proceeds of $101,500.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.  The warrants were valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $879. The remaining proceeds of $100,621 were allocated to the issuance of the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

Stock Price                      Exercise Price                      Expected Life (Yrs)                    Risk-Free Rate                    Value

$0.10 $1.00  0.75                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                     2.44%                              $879

Note 4.   Notes Payable

(a) Convertible Notes Payable - Related Parties

On December 14, 2016, the Company received $10,000 from Mark Rodenbeck pursuant to an unsecured promissory note.  The note was due December 14, 2017, carried an interest rate of 6%, and is convertible into shares of the Company’s common stock at $0.02 per share.   The total outstanding balance of the note plus accrued interest, totaling $10,863, was converted to common stock on August 21, 2018 (Note 3).

(b) Convertible Notes Payable

On May 18, 2017 an unaffiliated investor advanced the Company $5,000.  On September 25, 2017, a second unaffiliated investor also advanced the Company $5,000.  In February 2018, an investor advanced $5,216. The $15,216 total proceeds were received pursuant to unsecured promissory notes that are due one year from their respective issuance dates, carry an interest rate of 6%, and are convertible into shares of the Company’s common stock at $0.02 per share. The total outstanding balance of the notes plus accrued interest, totaling $15,845, was converted to common stock on August 21, 2018 (Note 3).

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

As of November 30, 2018, Jerry Lewis, a director of the Company, and a company controlled by Mr. Lewis, had loaned the Company a total of $29,400, including $20,600 during the year ended November 30, 2018.  The loans are unsecured, due on demand, and bear 6% interest per year.

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

(e) Summary

Item	Loan Amount		Accrued Interest
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2018	Nov. 30, 2017
Convertible Notes Payable – Related Parties	$ 0	$ 10,000	$ 0	$ 577
Convertible Notes Payable	0	10,000	0	214
Notes Payable – Related Parties	29,400	5,000	$ 604	9
Notes Payable	45,000	45,000	2,780	74
Total	$ 74,400	$ 70,000	3,384	$ 874

(f) Maturity schedules:

The aggregate amounts of scheduled principal maturities of our notes payable for the next five years are as follows:

Year Ended November 30:
                        Notes Payable –
Notes Payable Related Parties

2019     $                    -                                          $            24,400
2020                           -                                                                  -
2021                           -                                                                  -
2022                  45,000                                                          5,000
Total     $          45,000                                           $           29,400

Note 5.   Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in various note payable transactions with related parties during the years ended November 30, 2018 and 2017 (See Note 4 (a) and 4 (c)).

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts and Jobs Act.  The schedules below reflect the Federal tax provision and valuation allowance using the new rates adjusted in the period of enactment (2018: 21% federal; 2017: 21% federal).

Net deferred tax assets (liabilities) consist of the following components as of November 30, 2018 and 2017:

Deferred tax assets:
  2018                                                     2017

             NOL Caryover (Based on total approximate NOL carryover of $242,000)                 $  50,820                                              $  29,700
             Valuation allowance                                                                                                         (50,820)                                               (29,700)
             Net deferred tax asset                                                                                                    $           --                                             $           --

The income tax provision differs from the amount of estimated income tax determined by applying the effective U.S. federal income tax rate (21% - no state tax) to pretax income from continuing operations for the periods ended November 30, 2018 and 2017 due to the following:

   2018                                       2017

              Income tax benefit at federal effective tax                                               $   9,260                               $   4,457
              Effect of tax rate change on deferred tax assets                                          11,860                                   11,888
Change in valuation allowance                                                                  (21,120)                                (16,345)
                                                                                                                                            --                     --

The Company’s income tax returns since inception (2011) to the present remain open for examination.

Note 7.   Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.  There have been no additional subsequent events for which disclosure is required.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2018.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of November 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended November 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 7, 2019, we had not adopted a Code of Ethics for our principal executive, principal financial, principal accounting, or persons performing similar functions.

Mark Rodenbeck is not an independent director, as that term is defined by the Securities and Exchange Commission.

Given our limited operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

Our Board of Directors does not have a “leadership structure” since each board member is free to introduce any resolution at any meeting of our directors and is entitled to one vote at any meeting.

Holders of our common stock may send written communications to our entire board of directors, or to one or more board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to our offices in Denver, Colorado.  Communications addressed to the Board of Directors as whole will be delivered to each board member.  Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

During the years ended November 30, 2018 and 2017 we did not compensate any person for serving as a director.

ITEM 11.      EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (5)	Total
                                                                             $            $                  $                      $                             $                                        $                                 $                                           $

Dale Rasmussen,                             2018            --            --                 --                     --                             --                                       --                                 --                                          --
President, CEO,                               2017            --            --                 --                     --                             --                                       --                                 --                                          --
CFO

Mark Rodenbeck                             2018            --            --                 --                     --                             --                                       --                                 --                                          --
Secretary                                          2017            --            --                 --                     --                             --                                       --                                 --                                          --

           On February 20, 2018, Dale Rasmussen was removed as a director of the Company.

           On February 21, 2018, Mr. Rasmussen was removed as an officer of the Company.

Mark Rodenbeck was appointed to serve as the Company’s Secretary on February 17, 2015.  On February 21, 2018, Mr. Rodenbeck was appointed as the Company’s new Principal Executive, Financial and Accounting Officer.

          We do not compensate any person for serving as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of February 7, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock, and by our executive officers and directors as a group:

Name and address of beneficial owner	Shares Owned	Percent of class

Mark Rodenbeck	3,291,380	50.7%
7976 E. Phillips Circle
Centennial, CO 80112

Jerry Lewis	25,000	0.4%
3707 Woodland Dr., Ste. 2
Anchorage, AK 99517

All executive officers and directors as a group (two persons)	3,316,380	51.1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 28, 2016, the Company issued 50,000 shares of its common stock and 50,000 shares of its preferred stock to Dale Rasmussen in satisfaction of Mr. Rasmussen’s loans to the Company totaling $16,436.  Also on June 28, 2016, the Company issued 2,740,750 shares of its common stock to Mark Rodenbeck in satisfaction of Mr. Rodenbeck’s loans to the Company totaling $54,818.  Mr. Rasmussen and Mr. Rodenbeck also agreed to forgive all associated accrued interest, which totaled $4,708 and is reflected as an addition to paid-in capital.

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

See Item 7 of this report regarding amounts borrowed from related parties and loan conversions.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our prior auditor, Pritchett, Siler & Hardy, PC,  and our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton and Company, PLLC)  in connection with the audit of our annual financial statements for the years ended November 30, 2018 and 2017.

Year Ended November 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees

          2018                                                                                                                               $15,500                                         $              --                             $            --                           $          --
          2017                                                                                                                               $  9,600                                         $              --                             $            --                           $          --

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).
*   Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February 2019.

MASCOTA RESOURCES CORP.

By:     /s/ Mark Rodenbeck
Mark Rodenbeck
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 12, 2019 By:          /s/ Mark Rodenbeck                                          _________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
                                   Mark Rodenbeck
                                   Principal Executive, Financial and Accounting
                                   Officer and a Director

February 12, 2019 By:           /s/ Jerry Lewis
                                   Jerry Lewis,
                                   Director