Form 10-Q
period 2019-02-28
MASCOTA RESOURCES CORP.
filed 2019-04-19
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2019

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐                       No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,491,190 shares of common stock as of March 31, 2019.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	February 28,	November 30,
ASSETS	2019	2018

Current Assets
Cash	$1,286	$49,380
Total Current Assets	1,286	49,380
Fixed Assets
Land and land improvements	143,963	101,163
Total Fixed Assets	143,963	101,163
Total Assets	$145,249	$150,543
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$32,575	$21,205
Accrued interest	3,409	2,780
Accrued interest, related parties	1,270	604
Notes payable - related parties, current portion	54,900	24,400
Total Current Liabilities	92,154	48,989
Long Term Liabilities
Notes payable	45,000	45,000
Notes payable - related parties, net of current portion	5,000	5,000
Total Long-term Liabilities	50,000	50,000
Total Liabilities	142,154	98,989
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 50,000 shares outstanding as of February 28, 2019 and November 30, 2018	500	500
Common Stock, $0.001 par value, 90,000,000 shares authorized, 6,491,190 shares outstanding as of February 28, 2019 and November 30, 2018	6,491	6,491
Additional paid-in capital	286,611	286,611
Accumulated deficit	(290,507)	(242,048)
Total Stockholders' Equity (Deficit)	3,095	51,554
Total Liabilities and Stockholders' Equity (Deficit)	$145,249	$150,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28,
	2019	2018

Revenue	$-	$-

Operating Expenses
General and administrative	47,164	6,549
Total Expenses	$47,164	$6,549

Operating loss	(47,164)	(6,549)

Other Expense
Interest expense	1,295	1,054
Total Other Expense	1,295	1,054

Net loss	(48,459)	(7,603)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares	6,491,190	4,140,750
outstanding - basic and diluted

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 28,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(48,459)	$(7,603)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	11,370	2,080
Accrued interest	629	877
Accrued interest, related parties	666	177
Net Cash used by Operating Activities	(35,794)	(4,469)
Cash Flows from Investing Activities
Land improvements	(42,800)	-
Net Cash used by Investing Activities	(42,800)	-
Cash Flows from Financing Activities
Proceeds from notes payable - related parties	30,500	5,216
Net Cash provided by Financing Activities	30,500	5,216

Net increase (decrease) in cash	(48,094)	747

Cash at beginning of period	49,380	2,846

Cash at end of period	$1,286	$3,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock	Preferred Stock	Additional paid-in capital	Accumulated Equity (Deficit)	Total Stockholders’ Equity (Deficit)
Balance at November 30, 2017	$4,141	$500	$160,753	$(197,952)	$(32,558
Net loss	-	-	-	(7,603)	(7,603)
Balance at February 28, 2018	$4,141	$500	$160,753	$(205,555)	$(40,161)

Balance at November 30, 2018	$6,491	$500	$286,611	$(242,048)	$51,554
Net loss	-	-	-	(48,459)	(48,459)
Balance at February 28, 2019	$6,491	$500	$286,611	$290,507	$3,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended
February 28, 2019

 Note 1.     Basis of presentation

While the information presented in the accompanying February 28, 2019 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s November 30, 2018 financial statements (and notes thereto). Operating results for the three months ended February 28, 2019 are not necessarily indicative of the results that can be expected for the year ending November 30, 2019.

The accompanying financial statements represent the consolidated operations of Mascota Resources Corp. (“MRC”) and Great Northern Properties, Inc. (“GNP”) from the periods of formation (MRC) or acquisition (GNP) forward, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar.  The consolidated entity is referred to as “the Company,” “we,” “us,” or “our.”

 Note 2.     Business

Nature of Operations

MRC was incorporated in Nevada on November 3, 2011.  MRC was formed for the purpose of acquiring exploration and development stage mineral properties.

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

Going Concern

These financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(290,507), since its inception through February 28, 2019 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes

We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current tax benefits are offset by a valuation allowance, as they are considered not likely to be realized in the foreseeable future.

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

At February 28, 2019 and November 30, 2018, the Company had 1,015,000 Series A Warrants (Note 4) issued and outstanding.  Each warrant is exercisable into one share of the Company’s common stock. Their effect is anti-dilutive due to the Company’s continuing losses.  No additional potentially dilutive instruments were outstanding at February 28, 2019 or November 30, 2018.

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

 Note 3.     Long-Lived Assets

On November 20, 2017 the Company acquired a parcel of undeveloped land in Anchorage, Alaska via its acquisition of 100% stock ownership of GNP. The Company's plans for this property are to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft.  Upon acquisition, the land was recorded at its fair market value, which was deemed to be the value of the $55,000 in consideration paid for the GNP stock.  Land improvements are recorded at cost, which totaled $88,963 and $46,163 as of February 28, 2019 and November 30, 2018, respectively.  The Company intends to evaluate the land and land improvements for impairment periodically in accordance with ASC 360 Property, Plant, and Equipment.

Note 4. Stockholders’ Equity

The Company’s common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of February 28, 2019, and November 30, 2018, the Company had 50,000 outstanding shares of preferred stock.  The preferred shares are not convertible into shares of the Company’s common stock.

Common Stock

As of February 28, 2019 and November 30, 2018, the Company had 6,491,190 outstanding shares of common stock.

Warrants

Between May 1, 2018 and November 15, 2018, the Company sold 1,015,000 Units at a price of $.10 per Unit in a private offering, for total proceeds of $101,500.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.

Note 5.       Notes Payable

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

Mr. Lewis also loaned the Company $24,400 during August through November 2018, as well as an additional $30,500 during the three months ended February 28, 2019, resulting in a balance of $54,900 at February 28, 2019. The loans are unsecured, due on demand, and bear 6% interest per year.

Accrued interest on the notes totaled $1,270 and $604 at February 28, 2019 and November 30, 2018, respectively.

Notes Payable

In connection with the Company’s acquisition of GNP, on November 20, 2017 the Company issued $45,000 in unsecured notes payable to two of GNP’s former shareholders, who each own approximately 1% of the Company's issued and outstanding common stock and have no further affiliation with the Company or GNP.  The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property acquired from GNP.  Accrued interest on the notes totaled $3,409 and $2,780 at February 28, 2019 and November 30, 2018, respectively.

 Note 6.     Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in related party transactions with related parties during the three months ended February 28, 2019 and 2018.  (See Note 5).

 Note 7.      Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued.  There have been no additional subsequent events for which disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We did not conduct any operations during the three months ended February 28, 2019 or 2018.

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

During the three months ended February 28, 2019 our operating expenses increased by $40,615 as compared to the three months ended February 28, 2018.  The increase is due to the Company having significant engineering service fees required for the Alaska property that were expensed in the three months ended February 28, 2019.  Net loss increased by $40,856 as compared to the three months ended February 28, 2018 due to these engineering fees.  .

The factors that will most significantly affect future operating results will be:

•	Ability to raise capital to construct residential properties
•	Condition of housing market in Anchorage, Alaska
•	Interest rates

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Between May 1, 2018 and November 15, 2018, we sold 1,025,000 Units at a price of $.10 per Unit in a private offering, for total proceeds of $102,500.  Each Unit consisted of one share of our common stock and one Series A Warrant.  Each Series A warrant allows the holder to purchase one share of our common stock at a price of $1.00 per share at any time on or before June 1, 2019.

During the three months ended February 28, 2019, Jerry Lewis, one of our directors, loaned us $30,500 for working capital.  The loan is unsecured, due on demand, and bears 6% interest per year.

In February 2018, an unaffiliated investor loaned us $5,216.  The loan was evidenced by a promissory note that was due and payable in February 2019 and bore interest at 6% per year.  In August 2018 the note was converted into 263,561 shares of our common stock.

Other than $600,000 needed to construct the triplex we plan to build in Alaska, we do not anticipate any material capital requirements for the twelve months ending February 28, 2020.

We do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

•	know of any significant changes in our expected sources and uses of cash.
•	have any commitments or arrangements from any person to provide us with any equity capital.

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities.  There is no formal written commitment from any person to provide us with capital.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2019.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MASCOTA RESOURCES CORP.

                       April 15, 2019                                                                                By: /s/Mark Rodenbeck
                   Mark Rodenbeck, Principal Executive and Financial Officer