Form 10-Q
period 2019-07-01
MASCOTA RESOURCES CORP.
filed 2019-07-05
CIK 1536089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end May 31, 2019

 Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes ☐              No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                          Trading Symbol(s)                                Name of each exchange on which registered

None                                                                              N/A                                                                            N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,491,190 shares of common stock as of July 1, 2019.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31,	November 30,
ASSETS	2019	2018
Current Assets
Cash	$8,034	$49,380
Total Current Assets	8,034	49,380
Other Assets
Land and improvements	143,963	101,163
Total Other Assets	143,963	101,163
Total Assets	$151,997	$150,543
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$27,405	$21,205
Accrued interest, related parties	2,208	604
Accrued interest	4,340	2,780
Convertible note payable - related party	2,500	-
Convertible notes payable	25,000	-
Notes payable - related parties, current portion	54,900	24,400
Total Current Liabilities	116,353	48,989
Long-term Liabilities
Notes payable	45,000	45,000
Notes payable - related parties	5,000	5,000
Total Long-term Liabilities	50,000	50,000
Total Liabilities	166,353	98,989
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, 50,000 shares issued and outstanding	500	500
	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 6,491,190 shares issued and outstanding	6,491	6,491
Additional paid-in capital	286,611	286,611
Accumulated deficit	(307,958)	(242,048)
Total Stockholders' Equity (Deficit)	(14,356)	51,554
Total Liabilities and Stockholders' Equity (Deficit)	$151,997	$150,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	15,582	2,258	62,746	8,807
Total Expenses	15,582	2,258	62,746	8,807

Operating loss	(15,582)	(2,258)	(62,746)	(8,807)
Other income (expense)
Interest expense	(894)	(384)	(1,560)	(615)
Interest expense, related parties	(975)	(754)	(1,604)	(1,577)
Total other income (expense)	(1,869)	(1,138)	(3,164)	(2,192)

Net loss	$(17,451)	$(3,396)	$(65,910)	$(10,999)

Loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares	6,491,190	4,140,750	6,491,190	4,140,750
outstanding - basic and fully diluted

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at November 30, 2017	4,140,750	$ 4,141	50,000	$ 500	$ 160,753	$ (197,952)	$ (32,558)

Net loss	-	-	-	-	-	(10,999)	(10,999)

Balances at May 31, 2018	4,140,750	$ 4,141	50,000	$ 500	$ 160,753	$ (208,951)	$ (43,557)

Balance at November 30, 2018	6,491,190	$ 6,491	50,000	$ 500	$ 286,611	$ (242,048)	$ 51,554

Net loss	-	-	-	-	-	(65,910)	(65,910)
Balances at May 31, 2018	6,491,190	$ 6,491	50,000	$ 500	$ 286,611	$ (307,958)	$ 14,356)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May, 31
	2019	2018
Cash Flows from Operating Activities
Net loss	$(65,910)	$(10,999)
Change in operating assets and liabilities:
Accounts payable	6,200	2,693
Accrued interest, related parties	1,604	444
Accrued interest	1,560	-
Net Cash used by Operating Activities	(56,546)	(7,862)
Cash Flows from Investing Activities
Land improvement costs	(42,800)	-
Net Cash used by Investing Activities	(42,800)	-
Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	25,000	5,216
Proceeds from issuance of convertible note - related party	2,500	-
Proceeds from sale of stock subscriptions	-	25,500
Proceeds from issuance of notes payable, related parties	30,500	-
Net Cash provided by Financing Activities	58,000	30,716

Net increase (decrease) in cash	(41,346)	22,854

Cash at beginning of period	49,380	2,846

Cash at end of period	$8,034	$25,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASCOTA RESOURCES CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended
May 31, 2019

Note 1. Basis of Presentation

While the information presented in the accompanying May 31, 2019 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s November 30, 2018 financial statements (and notes thereto). Operating results for the six months ended May 31, 2019 are not necessarily indicative of the results that can be expected for the year ending November 30, 2019.

The accompanying financial statements represent the consolidated operations of Mascota Resources Corp. (“MRC”) and Great Northern Properties, Inc. (“GNP”) from the periods of formation (MRC) or acquisition (GNP) forward, prepared in accordance with US GAAP.  All intercompany transactions have been eliminated, and all amounts are presented in the US Dollar.  The consolidated entity is referred to as “the Company,” “we,” “us,” or “our.”

Note 2. Business

Nature of Operations

MRC was incorporated in the state of Nevada on November 3, 2011.  MRC is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.

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

Going Concern

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $307,958 since its inception through May 31, 2019, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

At May 31, 2019 and November 30, 2018, the Company had 1,015,000 Series A Warrants issued and outstanding, and notes payable convertible into 550,000 and 0 shares of common stock, respectively.  Each Series A warrant allowed the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before their June 1, 2019 expiration date.  No additional potentially dilutive investments were outstanding at May 31, 2019 or November 30, 2018.

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

Note 3.      Long-Lived Assets

On November 20, 2017 the Company acquired a parcel of undeveloped land in Anchorage, Alaska via its acquisition of 100% stock ownership of GNP. The Company's plans for this property are to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft.  Upon acquisition, the land was recorded at its fair market value, which was deemed to be the value of the $55,000 in consideration paid for the GNP stock.  Land improvements are recorded at cost, which totaled $88,963 and $46,163 at May 31, 2019 and November 30, 2018, respectively.  The Company intends to evaluate the land and land improvements for impairment periodically in accordance with ASC 360 Property, Plant, and Equipment.

Note 4.       Stockholders’ Deficit

The Company’s common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc.  To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock.  As of May 31, 2019, and November 30, 2018, the Company had 50,000 outstanding shares of preferred stock.  The preferred shares are not convertible into shares of the Company’s common stock.

Common Stock

During the six months ended May 31, 2018, the Company sold 255,500 Units at a price of $.10 per Unit in a private offering, for total proceeds of $25,500.  Each Unit consisted of one share of our common stock and one Series A Warrant. Although the $25,500 was received during the six months ended May 31, 2018, the Units were not issued until after May 31, 2019. The Series A warrants expired on June 1, 2019.

As of May 31, 2019 and November 30, 2018, the Company had 6,491,190 shares of common stock issued and outstanding.

Note 5.   Notes Payable

Convertible Note Payable - Related Party

On March 14, 2019, the Company received $2,500 from Mark Rodenbeck pursuant to an unsecured promissory note.  The note will be due March 14, 2020, carries an interest rate of 6%, and is convertible into shares of the Company’s common stock at the fixed rate of $0.05 per share.  There is no beneficial conversion feature on the note, as the fair market value of the Company’s common stock on the note’s issuance date is deemed to have been lower than the fixed conversion rate.

Convertible Notes Payable

During the six months ended May 31, 2019, the Company received $25,000 from unaffiliated investors.  The notes were issued between March 20 and April 16, 2019 and are due one year from issuance date, carry an interest rate of 6%, and are convertible into shares of the Company’s common stock at the fixed rate of $0.05 per share.  There is no beneficial conversion feature on the note, as the fair market value of the Company’s common stock on the notes’ issuance dates is deemed to have been lower than the fixed conversion rate.

During the six months ended May 31, 2018, the Company received $5,216 pursuant to a convertible note with a one-year maturity, 6% interest rate, and fixed $.02 conversion rate.  There was no beneficial conversion feature, as the fair market value of the Company’s common stock on the note’s issuance date was deemed to equal the fixed conversion rate.  This note was converted in full in August 2018.

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

During the six months ended May 31, 2019 and 2018, Mr. Lewis, and a company controlled by Mr. Lewis, loaned the Company $24,400 and $30,500, respectively, resulting in loan balances of $54,900 and $24,400 at May 31, 2019 and November 30, 2018, respectively.  The loans are unsecured, due on demand, and bear 6% interest per year.

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

Summary

	Loan Amount		Accrued Interest
Note Description	May 31, 2019	Nov. 30, 2018	May 31, 2019	Nov. 30, 2018
Convertible note payable - related party	$2,500	$-	$32	$-
Convertible notes payable	25,000	-	250	-
Notes Payable - related parties	59,900	29,400	2,176	604
Notes payable	45,000	45,000	4,090	2,780
Total	$132,400	$74,400	$6,548	$3,384

Note 6.   Related Party Transactions

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in related party transactions during six months ended May 31, 2019 and 2018.  (See Note 5).

Note 7.   Subsequent Events

On June 1, 2019, the Company’s outstanding Series A Warrants expired.

The Company has evaluated subsequent events through the date these financial statements were issued.  There have been no additional subsequent events for which disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We did not conduct any operations for the six months ended May 31, 2019 and 2018.

Operating expenses are comprised primarily of legal and professional fees.  During the three months ended May 31, 2019, operating expenses totaled $15,582, which is a significant increase from $2,258 during the three months ended May 31, 201.  Interest expense increased from $1,138 for the three months ended May 31, 2018 to $1,869 for the three months ended May 31, 2019, mainly due to the increase in debt during the three months ended May 31, 2019 compared to the same period ended May 31, 2018.  This resulted in an increase in net loss of $14,055 from $3,396 for the three months ended May 31, 2018 to $17,451 for the three months ended May 31, 2019.

Operating expenses increased significantly from $8,807 for the six months ended May 31, 2018 to $62,746 for the six months ended May 31, 2019.  Interest expense for the six months ended May 31, 2019 and 2018 totaled $3,164 and $2,192, respectively. The increase is due to interest on new debt acquired during the six months ended May 31, 2019 as compared to the same period ended May 31, 2018. See Note 5 to the accompanying financial statements.  This resulted in an increase in net loss of $54,911 from $10,999 for the six months ended May 31, 2018 to $65,910 for the six months ended May 31, 2019.

The factors that will most significantly affect future operating results will be:

•	Ability to raise capital to construct residential properties
•	Condition of housing market in Anchorage, Alaska
•	Interest rates

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

The Company used $56,546 and $7,862 for operating activities during the six months ended May 31, 2019 and 2018, all of which were funded by proceeds received from loans and the sale of common stock.

During the six months ended May 31, 2019, the Company received $58,000 from the issuance of convertible notes and notes payable.  The loans are unsecured, due in one year, and bear 6% interest per year.  The convertible notes are convertible into shares of the Company’s common stock at $0.05 per share.  During the six months ended May 31, 2018, the Company had received $30,716 from the issuance of convertible debt and sale of stock subscriptions.

The Company incurred land improvement costs on the Alaska property totaling $42,800 and $0 in the six months ended May 31, 2019 and 2018, respectively.

Other than $600,000 needed to improve the land and construct the triplex we plan to build in Alaska, we do not anticipate any material capital requirements for the twelve months ending May 31, 2020.  Since we have only $8,000 cash on hand at May 31, 2019, we plan to fund these expenditures through the sale of equity and/or debt securities.

We do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity significantly increasing or decreasing in any material way.  We are unaware of any commitments or arrangements from any person to provide us with any equity capital.

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities.  There is no formal written commitment from any person to provide us with capital.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2019.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                      MASCOTA RESOURCES CORP.
  July 3, 2019
                                                                                                                                                       By:/s/Mark Rodenbeck
                                                                       Mark Rodenbeck
                                                                       Principal Executive and Financial Officer