Form 10-Q
period 2019-08-31
MASCOTA RESOURCES CORP.
filed 2019-10-21
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end August 31, 2019

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,817,484 shares of common stock as of October 17, 2019.

MASCOTA RESOURCES CORP.

Mascota Resources Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31,	November 30,
	2019	2018

ASSETS
Current Assets
Cash	$4,965	$49,380
Total Current Assets	4,965	49,380
Other Assets
Land and improvements	143,963	101,163
Total Other Assets	143,963	101,163
TOTAL ASSETS	$148,928	$150,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$27,106	$21,205
Accrued interest, related parties	3,075	604
Accrued interest	5,164	2,780
Notes payable - current portion	10,000	-
Convertible note payable	10,000
Notes payable, related parties - current portion	54,900	24,400
Total Current Liabilities	110,245	48,989

Long-term Liabilities
Notes payable	45,000	45,000
Notes payable, related parties	5,000	5,000
Total Long-term Liabilities	50,000	50,000
Total Liabilities	160,245	98,989

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $ 0.01 par value, 10,000,000 shares authorized, 50,000 shares issued and outstanding	500	500
Common stock, $0.001 par value; 90,000,000 shares authorized, 6,849,679 and 6,491,190 shares issued and outstanding at August 31, 2019 and November 30, 2018, respectively	6,849	6,491
Additional paid-in-capital	304,177	286,611
Accumulated deficit	(322,843)	(242,048)
Total Stockholders’ Equity (Deficit)	(11,317)	51,554
Total Liabilities and Stockholders’ Equity (Deficit)	$148,928	$150,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mascota Resources Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended,		Nine Months Ended,
	August 31,	August 31,	August 31,	August 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	12,768	19,596	75,516	28,403
Total expenses	12,768	19,596	75,516	28,403

Loss from operations	(12,768)	(19,596)	(75,516)	(28,403)

Other expense
Interest expense	1,182	888	2,741	2,631
Interest expense, related party	935	217	2,538	666
	-	-	-	-
Total other expense	2,117	1,105	5,279	3,297

Net loss	$(14,885)	$(20,701)	$(80,795)	$(31,700)

Loss per share, basic and fully diluted
Weighted average number of shares outstanding -	$(0.00)	$(0.00)	$(0.01)	$(0.01)
basic and fully diluted	6,502,754	4,214,126	6,492,498	4,189,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mascota Resources Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three months ended August 31, 2019
							Stockholders’
	Common Stock		Preferred Stock		Additional		Equity
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	(Deficit) Total
Balance at May 31, 2019	6,491,190	$6,491	50,000	$500	$286,611	$(307,958)	$(14,356)

Shares issued for convertible notes payable and accrued interest	307,150	307	-	-	15,050	-	15,357
Shares issued for convertible notes payable, related party and accrued interest	51,339	51	-	-	2,516	-	2,567
Net loss	-	-	-	-	-	(14,885)	(14,885)

Balance at August 31, 2019	6,849,679	$6,849	50,000	$500	$304,177	$(322,843)	$(11,317)

For the three months ended August 31, 2018
							Stockholders’
	Common Stock		Preferred Stock		Additional		Equity
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	(Deficit) Total
Balance at May 31, 2018	4,140,750	$4,141	50,000	$500	$160,753	$(208,951)	$(43,557)

Shares issued for convertible notes payable, related party and accrued interest	1,335,440	1,335	-	-	25,496	-	26,831

Net loss	-	-	-	-	-	(20,701)	(20,701)

Balance at August 31, 2018	5,476,190	$5,476	50,000	$500	$186,249	$(229,652)	$(37,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mascota Resources Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the nine months ended August 31, 2019
							Stockholders’
	Common Stock		Preferred Stock		Additional		Equity
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	(Deficit) Total
Balance at November 30, 2018	6,491,190	$6,491	50,000	$500	$286,611	$(242,048)	$51,554

Shares issued for convertible notes payable and accrued interest	307,150	307	-	-	15,050	-	15,357
Shares issued for convertible notes payable, related party and accrued interest	51,339	51	-	-	2,516	-	2,567
Net loss	-	-	-	-	-	(80,795)	(80,795)

Balance at August 31, 2019	6,849,679	$6,849	50,000	$500	$304,177	$(322,843)	$(11,317)

For the nine months ended August 31, 2018
							Stockholders’
	Common Stock		Preferred Stock		Additional		Equity
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	(Deficit) Total
Balance at November 30, 2017	4,140,750	$4,141	50,000	$500	$160,753	$(197,952)	$(32,558)

Shares issued for convertible notes payable, related party and accrued interest	1,335,440	1,335	-	-	25,496	-	26,831

Net loss	-	-	-	-	-	(31,700)	(31,700)

Balance at August 31, 2018	5,476,190	$5,476	50,000	$500	$186,249	$(229,652)	$(37,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mascota Resources Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended,
	August 31,	August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,795)	$(31,700)
Changes in operating assets and operating liabilities:
Accounts payable	5,901	28,798
Accrued interest, notes payable - related party	2,538	2,096
Accrued interest, notes payable	2,741	160
Accrued interest, convertible notes payable - related party	-	220
Accrued interest, convertible notes payable	-	604
Net cash from (used by) operating activities	$(69,615)	$178

CASH FLOWS FROM INVESTING ACTIVITIES:
Land improvements	(42,800)	(56,963)
Net cash used by investing activities	$(42,800)	$(56,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock subscriptions	-	60,000
Proceeds from issuance of notes payable	10,000	-
Proceeds from issuance of notes payable, related party	30,500	6,900
Proceeds from issuance of convertible notes payable - related party	2,500	-
Proceeds from issuance of convertible notes payable	25,000	5,216
Net cash from financing activities	68,000	72,116

Net change in cash and cash equivalents	(44,415)	15,331

Cash at beginning of period	49,380	2,846

Cash at end of period	$4,965	$18,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Conversion of notes and accrued interest into common stock	$15,357	$-
Conversion of notes and accrued interest, related party, into common stock	$2,567	$26,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASCOTA RESOURCES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended

August 31, 2019

Note 1. Basis of Presentation

While the information presented in the accompanying August 31, 2019 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s November 30, 2018 financial statements (and notes thereto). Operating results for the nine months ended August 31, 2019 are not necessarily indicative of the results that can be expected for the year ending November 30, 2019.

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

Going Concern

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $322,843, since its inception through August 31, 2019 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Net Income (Loss) Per Share

In accordance with ASC 260 Earnings per Share, basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

At August 31, 2019 and November 30, 2018, the Company had 0 and 1,015,000 Series A Warrants issued and outstanding, respectively, and notes payable convertible into 200,000 and 0 shares of common stock, respectively. Each Series A warrant allowed the holder to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before their June 1, 2019 expiration date. No additional potentially dilutive investments were outstanding at August 31, 2019 or November 30, 2018.

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

Note 3. Long-Lived Assets

On November 20, 2017 the Company acquired a parcel of undeveloped land in Anchorage, Alaska via its acquisition of 100% stock ownership of GNP. The Company’s plans for this property are to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft. Upon acquisition, the land was recorded at its fair market value, which was deemed to be the value of the $55,000 in consideration paid for the GNP stock. Land improvements are recorded at cost, totaling $143,963 and $101,163 as of August 31, 2019 and November 30, 2018, respectively. The Company intends to evaluate the land and land improvements for impairment annually in accordance with ASC 360 Property, Plant, and Equipment.

Note 4. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.01 par value preferred stock. As of August 31, 2019, and November 30, 2018 the Company had 50,000 outstanding shares of preferred stock. The preferred shares are not convertible into shares of the Company’s common stock.

Common Stock

On August 21, 2018, the convertible notes totaling $25,000, including accrued interest of $1,831, were converted into 1,335,440 shares of the Company’s common stock.

Between September 1, 2018 to November 30, 2018, the Company sold 1,015,000 shares of common stock at a price of $.10 per share for total proceeds of $101,500.

On August 30, 2019, the convertible notes referenced in Notes 5(a) and 5(b) totaling $17,500, including accrued interest of $424, were converted into 358,489 shares of the Company’s common stock.

As of August 31, 2019, and November 30, 2018 the Company had 6,849,679 shares, and 6,491,190 shares, of common stock issued and outstanding, respectively.

Note 5. Notes Payable

(a) Convertible Notes Payable - Related Parties

On March 14, 2019, the Company received $2,500 from Mark Rodenbeck pursuant to an unsecured promissory note. The note will be due March 14, 2020, carried an interest rate of 6%, and is convertible into shares of the Company’s common stock at $0.05 per share.

On August 30, 2019, the total outstanding balance of accrued interest and principal (totaling $2,567) was converted into 51,339 shares of the Company’s common stock.

(b) Convertible Notes Payable

On May 18, 2017 an unaffiliated investor advanced the Company $5,000.  On September 25, 2017, a second unaffiliated investor also advanced the Company $5,000.  In February 2018, an investor advanced $5,216. The $15,216 total proceeds were received pursuant to unsecured promissory notes that are due one year from their respective issuance dates, carry an interest rate of 6%, and are convertible into shares of the Company’s common stock at $0.02 per share. These notes were converted on August 21, 2018.

On March 20, 2019 an unaffiliated investor advanced the company $10,000. On April 4, 2019, a second unaffiliated investor advanced the company $10,000, on April 16, a third unaffiliated investor also advanced the company $5,000. The total $25,000 proceeds were received pursuant to unsecured promissory notes that are due one year from their respective issuance dates, carry an interest rate of 6%, and are convertible into shares of the Company’s common stock at $0.05 per share.

On August 28, 2019, $10,000 of the convertible notes payable was assigned by its original noteholder to Phillip Grey, who is an unrelated consultant for the Company. On August 30, 2019, the remaining $15,000 of the outstanding principal balance plus accrued interest of $357 was converted into 307,150 shares of the Company’s common stock.

(c) Notes Payable - Related Parties

In connection with the Company’s acquisition of GNP, on November 20, 2017 the Company issued a $5,000 unsecured note payable to GNP’s former sole officer and director, Jerry Lewis, who became a director of the Company in February 2018. The note carries a 6% interest rate and is payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property acquired from GNP.

During the nine months ended August 31, 2019 and 2018, Mr. Lewis, and a company controlled by Mr. Lewis, loaned the Company $30,500 and $6,900, respectively. The notes carry a 6% interest rate and mature in one year.

(d) Notes Payable

In connection with the Company’s acquisition of GNP, on November 20, 2017 the Company issued $45,000 in unsecured notes payable to two of GNP’s former shareholders, who each own approximately 1% of the Company’s issued and outstanding common stock and have no further affiliation with the Company or GNP. The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property acquired from GNP.

On August 1, 2019, a non-related entity loaned the Company $10,000. The note carries a 6% interest rate and is payable on demand.

Notes Summary:

	Loan Amount		Accrued Interest
	August 31,	November 30,	August 31,	November 30,
Item	2019	2018	2019	2018
Convertible Notes Payable	$10,000	$-	$250	$-
Notes Payable, related party	59,900	29,400	3,075	604
Notes Payable	55,000	45,000	4,914	2,780
Total	$124,900	$74,400	$8,239	$3,384

Note 6. Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The Company engaged in various note payable transactions with related parties during the nine months August 31, 2019 and 2018. (See Note 5).

Note 7. Subsequent Events

On September 25, 2019, shareholders owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to:

●	change the name of the Company from Mascota Resources Corp. to Virtual Interactive Technologies Corp.; and

●	reverse split the outstanding shares of the Company’s common stock on a 20-for-1 basis.

The amendment was filed with the Nevada Secretary of State on September 25, 2019.

The name change and reverse stock split will become effective in the over-the-counter markets following notification by FINRA of the effective date of the name change and reverse stock split.

On September 27, 2019, the Company issued 595,612 shares of Series B preferred stock in full payment of all outstanding loans and accrued interest totaling $2,404,900 to a non-related entity.  The loans were payable by AIG prior to the reverse merger then satisfied by the issuance of the Company’s preferred stock after the merger.

On September 27, 2019, the Company acquired a majority of the outstanding shares of Advanced Interactive Gaming, Inc. (“AIG”). The Company will issue 6,475,000 (post-split) shares of its common stock in exchange for all of AIG’s outstanding shares and fully report and disclose the required items pursuant to ASC 805 Business Combinations, in a Form 8-K.

AIG was founded in 2016 to provide financing for independent video game developers. AIG finances the development of video games to be released on various popular gaming platforms in exchange for a royalty stream on the games. To date AIG has financed several games including Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release and Worbital. These games are distributed world-wide on various gaming platforms including Sony PlayStation, Xbox, Steam and Oculus. In addition to providing financing, AIG offers expertise in the development, publishing and marketing of video games and is actively involved in the early stages of VR/AR game development.

The Company has evaluated subsequent events through the date these financial statements were issued. There have been no additional subsequent events for which disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We did not conduct any operations for the nine months ended on August 31, 2019.

On November 20, 2017 we acquired all the outstanding shares of Great Northern Properties, Inc. (“GNP”) for consideration of 250,000 shares of our restricted common stock valued at $5,000 ($0.02 per share), as well as promissory notes in the principal amount of $50,000, for total purchase price of $55,000. The promissory notes bear interest at 6% per year and are due and payable on October 31, 2022 or the sale of this property in Anchorage, Alaska, whichever is the first to occur. We plan to build a triplex with 3 rental units, each of which will consist of approximately 1,200 sq. ft., on this property. In August 2018 we applied for a construction permit and began soil testing for the project.

Our operating expenses decreased from $19,596 for the three months ended August 31, 2018 to $12,768 for the three months ended August 31, 2019 and were comprised primarily of legal and professional fees. Interest expense for the three months ended August 31, 2019 and 2018 totaled $2,117 and $1,105, respectively. The increase is due to interest recorded on new debt increased in Note 5 (e) to the financial statements. This resulted in an decrease in net loss from $20,701 for the three months ended August 31, 2018 to $14,885 for the three months ended August 31, 2019.

Our operating expenses increased significantly from $28,403 for the nine months ended August 31, 2018 to $75,516 for the nine months ended August 31, 2019 and were comprised primarily of legal and professional fees. Interest expense for the nine months ended August 31, 2019 and 2018 totaled $5,279 and $3,297, respectively. The increase is due to interest recorded on new debt increased in Note 5 (e) to the financial statements. This resulted in an increase in net loss from $31,700 for the nine months ended August 31, 2018 to $80,795 for the nine months ended August 31, 2019.

The factors that will most significantly affect future operating results will be:

●	Ability to raise capital to construct residential properties
●	Condition of housing market in Anchorage, Alaska
●	Interest rates
●	Changes in demand for video games

The Company incurred land improvement costs on the Alaska property totaling $42,800 and $56,963 during the nine months ended August 31, 2019 and 2018, respectively.

During the nine months ended August 31, 2019 and 2018, the Company received $68,000 and $12,116 from the issuance of convertible notes and notes payable. The loans are unsecured, most are due in one year, and bear 6% interest per year.

On August 30, 2019, convertible notes referenced in Notes 5(a) and 5(b) totaling $17,500, including accrued interest of $424, were converted into 358,489 shares of the Company’s common stock.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Other than $600,000 needed to improve the land and construct the triplex we plan to build in Alaska and the capital requirements of our subsidiary, Advanced Interactive Gaming, Inc., we do not anticipate any material capital requirements for the twelve months ending September 30, 2020. Since we have only $4,965 cash on hand at August 31, 2019, we plan to fund these expenditures through the sale of equity and/or debt securities.

We have relied on advances from related parties until such time that we can earn revenue to support our operations or obtain financing through sales of our equity or securities. There is no formal written commitment from any person to provide us with capital.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MASCOTA RESOURCES CORP.

October 21, 2019	By:	/s/ Mark Rodenbeck
Mark Rodenbeck, Principal Executive and Financial Officer

