Form 10-K
period 2019-09-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2020-01-15
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended September 30, 2019

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: None

Virtual Interactive Technologies Corp.

(Exact name of registrant as specified in its charter)

NEVADA	36-4752858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 17th Street, Suite 2800 South

Denver, CO 80202

(Address of principal executive offices, including Zip Code)

(303) 228-7120

(Registrant’s telephone number, including area code)

Mascota Resources Corporation

7976 East Phillips Circle, Centennial, CO 80112

(Former name or former address if changed since last report)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2019 was $0.00.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of January 10, 2020.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

FORM 10-K

For the Year ended September 30, 2019

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

ITEM 1.	BUSINESS

Virtual Interactive Technologies Corp. was incorporated in Nevada on November 3, 2011 under the name Mascota Resources Corp.

On November 25, 2019 the following became effective on the over-the-counter market

●	a 1-for-20 reverse split of the Company’s common stock, and

●	the Company’s name was changed to Virtual Interactive Technologies Corp.

On September 27, 2019, Virtual Interactive Technologies Corp merged with Advanced Interactive Gaming Inc, and its subsidiary Advanced Interactive Gaming Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and will be the operating entity moving forward under the name of Virtual Interactive Technologies Corp (“VIT,” “the Company” or “we”)

VIT finances the development of video game projects to be released on various popular gaming platforms in exchange for a royalty stream on the games. To date the Company has financed several gaming titles including Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release and Worbital. Collectively these games are distributed world-wide on various gaming platforms including Sony PlayStation, Xbox, Steam and Oculus among others. In addition to financing solutions, VIT offers expertise in development solutions, publishing and marketing video game products and is actively involved in the early stages of VR/AR game development. VIT continues to reinvest its royalty income into growing its royalty contracts and intellectual property in the video game development industry.

The Company’s strategy moving forward is to continue to invest in new game development through partnerships and royalty contracts. Management believes that there is significant opportunity in VR games given the relatively early stage in the product cycle and the growing need for content to support VR hardware sales. While the Company has historically participated mostly in the PC and console market, it will continue to explore addition opportunities in the gaming space as they present themselves. In addition, the VIT may explore strategic alliances and acquisitions in order to expand its business.

Industry Overview

The video game industry is expected to grow from approximately $125 billion in revenues globally in 2018 to approximately $300 billion in revenues globally by 2025, fueled by an anticipated 2.5 billion gamers worldwide. It has been estimated that gamers spend in excess of 7 hours per week gaming, which continues to grow, with gamers between the ages of 26 and 35 spending 8.2 hours per week gaming and gamers over 60 spending about 5.6 hours per week gaming.

Generally, the video game hardware platforms are divided into mobile gaming on smartphones, PC/laptop gaming and consoles. It is estimated that in 2018, mobile gaming generated approximately $63.2 billion in revenues whereas the PC/laptop market generated approximately $33.5 billion in revenues and console gaming generated approximately $38 billion in revenues. Virtual reality games (“VR”) is still in its relative infancy and mostly in the PC/laptop and console venues but is expected to grow substantially as hardware continues to improve, becomes more affordable and becomes more prolific among mobile gamers. In addition, VR content is still in its infancy, which could provide an opportunity for content providers in the coming years.

Mobile gaming has seen the largest growth over the other hardware platforms, largely driven by affordability of the devices and availability of content. The largest growing trend within the mobile gaming market has been the free-to-play model whereby monetization comes from in game purchases. Mobile gaming has its largest footprint in Southeast Asia where mobile devices have seen substantial proliferation over the last decade, whereas console gaming has its largest footprints in North America and Europe where disposable income is higher than other regions of the world.

Competition

The video game industry is extremely competitive globally with competitors ranging from small independent developers with limited resources to very large development companies with significant financial, technical and marketing resources, such as Take-Two Interactive Software, Inc., Activision Blizzard, Inc., Electronic Arts, Inc. and Ubisoft Entertainment, S.A.

In addition, while the industry is experiencing significant growth, it also continues to evolve and create new markets, which could lead to additional competition in the future.

Employees

At this time, we have no full time or part time employees. Jason Garber is our current CEO and Director and acts as a contract employee. James W. Creamer III is our current CFO and Director and acts as a contract employee. The Company has two other contractors it utilizes for accounting and operations.

Other Information

The Company files its annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available at www.sec.gov. The public may also read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

ITEM 1A. RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s exploration in the future and the most significant risks and uncertainties known and identified by our management are described below.

We have a limited operating history and we may never be profitable.

We have recently changed our business’s focus and have an unproven business plan. Accordingly, it is difficult to evaluate our business. There can be no assurances that we will be profitable or that our common stock will have any value. Any forecasts we make concerning our operations may prove to be inaccurate. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of your investment in our common stock could be significantly reduced or completely lost.

We need capital to implement our business plan.

We do not know what the terms of any future capital raising may be but any future sale of our equity securities will dilute the ownership of the existing stockholders and could be at prices substantially below the market price of our common stock. Our failure to obtain the capital which we require may result in the slower implementation of our business plan.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

As we face intense competition in the video game industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The video game industry is intensely competitive in all of its phases. Competition includes large established video game development companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive video game properties or financing on terms we consider acceptable. We also compete with other video game companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Additionally, brokers may be less willing to execute transactions in securities subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2019, there were approximately 6.8 million shares of common stock outstanding. Significant shares of common stock may be held by our principal shareholders, other Company insiders and other large shareholders.

The market price of our common stock may be volatile.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●	Announcements by us regarding resources, liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,
●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,
●	Sale of a significant number of shares of our common stock by shareholders,
●	General market and economic conditions,
●	Quarterly variations in our operating results,
●	Investor relation activities,
●	Announcements of technological innovations,
●	New product introductions by us or our competitors,
●	Competitive activities, and
●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

We may issue shares of preferred stock that would have liquidation preferences to our common stock.

Our articles of incorporation currently authorize the issuance of 20,000,000 shares of our preferred shares, of which 645,612 shares of our preferred shares are issued and outstanding at September 30, 2019. Our board of directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preference, and limitations as may be determined by our board of directors. The rights of holder of common stock will be subject to and may be adversely affected by the rights of any holders of preferred stock that may be issued in the future. Although we presently have no commitments or contracts to issue any shares of preferred stock, authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of our common stock.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected.

In the normal course of business, we may engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. All such transactions are accompanied by a number of risks, including:

●	Use of significant amounts of cash,
●	Potentially dilutive issuances of equity securities on potentially unfavorable terms,
●	Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets,
●	The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.
●	The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. Additionally, areas where we may face difficulties that are foreseeable include:

●	Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,
●	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,
●	The need to implement controls, procedures and policies appropriate for a public company that may not have been in place in private companies, prior to acquisition,
●	The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration, and
●	The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

From time to time, we may engage in discussions with candidates regarding potential divestures. If a divestiture does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

●	Effectively transfer liabilities, contracts, facilities and employees to any purchaser,
●	Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain,
●	Reduce fixed costs previously associated with the divested assets or business, and
●	Collect the proceeds from any divestitures.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

Our directors and officers may have conflicts of interest with the Company as a result of their relationships with other companies.

To the extent that any of our officers and directors are also directors and officers of other companies, conflicts of interest may arise between their duties as our officers and directors and as directors and officers of other companies. In addition, in the past the Company entered into supplier, financing and consulting arrangements with entities controlled by directors of the Company, and we may consider entering into such arrangements in the future. These factors could have a material adverse effect on our business, financial condition and results of operations.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.

Without any anti-takeover provisions, there are limited deterrents for a take-over of our Company, which may result in a change in our management and directors that we cannot control.

The laws of the State of Nevada and our Articles of Incorporation and Bylaws may protect our directors from certain types of lawsuits.

The laws of the State of Nevada provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our Articles of Incorporation and Bylaws permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because our executive officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our officers have other business interests. While each officer spends a significant amount of time per week on our business, if the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business exploration and could cause our business to fail.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We currently lack appropriate segregation of duties over treasury management due to lack of personnel. We expect to revise our procedures during 2020 once we have fully reconstituted our board of directors.

There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

Item 2.	PROPERTIES

The Company leases the office space used as its corporate headquarters located at 600 17th Street, Suite 2800 South, Denver, CO 80202 for $500 per month on a month-to-month basis.

As of September 30, 2019, we owned a parcel of undeveloped land in Anchorage, Alaska. On October 23, 2019 the Company sold the property for $36,195, which approximated its book value.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended September 30, 2019 our common stock is quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc. However, prior to July 3, 2019 our common stock had not traded for more than two years. On July 3, 2019, which was during our fiscal fourth quarter, our common stock began trading on the OTC Pink tier. During our fiscal fourth quarter ending September 30, 2019, the price of our common stock traded in a range between $14.00 and $50.00. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, may not represent actual transactions, and reflect the 1:20 reverse split that became effective on November 25, 2019.

In addition to the reverse split, the Company’s name changed from Mascota Resources, Inc. to Virtual Interactive Technologies Corp became effective on November 25, 2019 and our common stock began trading on the OTC Pink tier under the symbol “VRVR” on December 30, 2019.

As of January 10, 2020, we had 6,817,784 outstanding shares of common stock held by 87 shareholders of record.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, achieving exploration milestones, global demand for uranium, and other characterizations of future events or circumstances are forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

EXECUTIVE OVERVIEW

On September 27, 2019, Virtual Interactive Technologies Corp merged with Advanced Interactive Gaming Inc, and its subsidiary Advanced Interactive Gaming Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and will be the operating entity moving forward under the name of Virtual Interactive Technologies Corp (“VIT” or “the Company” or “we”)

VIT finances the development of video game projects to be released on various popular gaming platforms in exchange for a royalty stream on the games. To date the Company financed several gaming titles including Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release and Worbital. Collectively these games are distributed world-wide on various gaming platforms including Sony PlayStation, Xbox, Steam and Oculus among others. In addition to financing solutions, VIT offers expertise in development solutions, publishing and marketing video game products and is actively involved in the early stages of VR/AR game development. VIT continues to reinvest its royalty income into growing its royalty contracts and intellectual property in the video game development industry.

The Company’s strategy moving forward is to continue to invest in new game development through partnerships and royalty contracts. Management believes that there is significant opportunity in VR games given the relatively early stage in the product cycle and the growing need for content to support VR hardware sales. While the Company has historically participated mostly in the PC and console market, it will continue to explore addition opportunities in the gaming space as they present themselves. In addition, the VIT may explore strategic alliances and acquisitions in order to expand its business.

Results of Operations

The following discussion involves the results of operations for the years ended September 30, 2019 and September 30, 2018.

Revenue increased 34% from $249,221 for the year ended September 30, 2018 to $334,394 for the year ended September 30, 2019. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

The Company continued its research and development in 2019. For the year ended September 30, 2019, we recorded $208,116 in R&D expense versus $605,868 for the year ended September 30, 2019. In 2018, most of the expense was spent on milestone payments for Worbital and Catch & Release. In 2019 we recorded the remaining milestone payments for Worbital and Catch & Release.

In 2016, the Company began amortizing our investment in royalty contacts for Carmageddon Crashers and Max Damage over a three-year period. During the years ended September 30, 2019 and 2018 we amortized $675,000 and $1,333,333, respectively. After evaluating the recoverability of this asset, an impairment charge of $0 and $375,000 was recorded for September 30, 2019 and 2018, respectively.

General and Administrative expense for the years ended September 30, 2019 and 2018 was $334,515 and $322,663, respectively. This represents a 4% increase over the years. Most of the expense recorded for both years consisted of contract services for management and operations.

For the year ended September 30, 2018 we recorded a loss of $2,546,060. For the year ended September 30, 2019, we recorded a loss of $1,023,087, a decrease of 60%. The decrease of $1,522,973 was mainly associated with the impairment and amortization of our long-term asset and research and development associated with that asset during the year ended September 30, 2018.

Liquidity and Capital Resources

For the year ended September 30, 2019, we had cash and cash equivalents of $36,136, compared to $375,855 for the year ended September 30, 2018. Working capital was $153,198 as of September 30, 2019 compared to $196,943 at September 30, 2018. The decrease in working capital was $43,745. The decrease in the working capital was impacted by the reverse merger as we brought on additional current debt of $60,900, associated interest of $8,855 and accounts payable of $10,006. Other changes were related to the normal operations of the Company that primarily included decreases in cash of $339,719 and other assets of $4,460, accounts payable, related party of $40,000, dividends payable of $240,000, notes payable, related party of $24,937, interest payable, related party of $1,188, offset by increases in accounts receivable of $91,414, accounts payable of $31,747 and interest payable of $5,484.

Cash Flows from Operating Activities:

Net cash used in operating activities for the year ended September 30, 2019 was $329,391 and $804,537 for the year ended September 30, 2018. The decrease over the two years presented of $475,146 was a result of decreases in our net loss of $1,522,972, amortization of royalty contracts of $708,333, impairment of assets of $375,000, accounts payable, related parties of $53,842 that was offset by increases in shares issued for services of $1,200, other assets of $1,458, royalty receivable of $15,351, accounts payable and accrued liabilities of $72,192 and accrued interest, related parties of $29,850.

Cash Flows from Investing Activities:

Net cash provided by investing activities for the year ended September 30, 2019 and September 30, 2018 was $1,812 and $0. As part of the merger transaction between AIG and VIT, the Company recorded an additional $1,812 in cash.

Cash Flows from Financing Activities:

Net cash used in financing activities for the year ended September 30, 2019 was $12,140. Net cash provided by financing activities for the year ended September 30, 2018 was $731,030. The change of $743,170 was a direct result of proceeds from a note payable in 2018 of $741,030. In 2019, the Company used $10,000 in payments on a note payable, redemption of common shares of $22,740, and redemption of preferred stock of $100, offset by proceeds totaling $20,700 received from sales of common stock of our subsidiary.

On September 27, 2019, the Company effected a reverse merger with Virtual Interactive Technologies, Corp (f/k/a Mascota Resources, Corp.) (“VIT”) The following are transactions associated with the reverse merger. (Additional information can be found with the 8K/A filed on January 15, 2020.)

On September 27, 2019, the Company issued 5,175,000 shares of AIG Inc common stock to various investors, at $0.004 per share for proceeds of $20,700.

On September 27, 2019 AIG, Inc executed a share exchange agreement with Virtual Interactive Technologies, Corp (f/k/a Mascota Resources, Corp.) (“VIT”). AIG, Inc. received 6,175,000 shares of VIT for all of its outstanding shares and became a wholly owned subsidiary of VIT.

On September 27, 2019, the VIT issued 595,612 shares of Series B preferred stock in full payment of outstanding loans and accrued interest totaling $2,404,900 to Velocity Capital. The loans were payable by AIG prior to the reverse merger that were paid by the issuance of the Company’s preferred stock after the merger.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virtual Interactive Technologies Corp.

Denver, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virtual Interactive Technologies Corp. (the “Company”) as of September 30, 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Prior Year Financial Statements

The financial statements of the Company as of and for the year ended September 30, 2018, were audited by other auditors, whose report dated January 13, 2020, expressed an unqualified opinion on those statements.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2019.

Farmington, UT

January 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Advanced Interactive Gaming, LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Advanced Interactive Gaming, LTD (the “Company”) as of September 30, 2018, the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

January 13, 2020

Virtual Interactive Technologies Corp.

Consolidated Balance Sheets

As of September 30, 2019 and 2018

	September 30,	September 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,136	$375,855
Royalties receivable	269,594	178,180
Note receivable, related parties	8,970	8,970
Other assets	2,660	7,120
Total current assets	317,360	$570,125

Land and improvements	36,195	-
Royalty contracts, net of impairment	-	625,000
TOTAL ASSETS	$353,555	$1,195,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$94,407	$62,660
Accounts payable, related party	-	40,000
Dividends payable	-	240,000
Notes payable, related party	50,900	25,963
Interest payable, related party	3,371	4,559
Notes payable	10,000	-
Interest payable	5,484	-
Total current liabilities	164,162	373,182

LONG-TERM LIABILITIES:
Notes payable, related party	759,000	2,750,000
Interest payable, related party	69,341	271,447
Notes payable	45,000	-
Total liabilities	1,037,503	3,394,629

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock, $0.01 par value 10,000,000 authorized; 50,000 and 0 shares issued and outstanding as of September 30, 2019 and September 30, 2018	500	-
Series B Convertible Preferred Stock, $ 0.01 par value; 10,000,000 authorized, 595,612 and 1,000,000 issued and outstanding as of September 30, 2019 and September 30, 2018	5,956	11
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,484 and 27,640,000 issued and outstanding as of September 30, 2019 and September 30, 2018	6,817	276
Additional paid-in-capital	4,313,011	2,027,354
Accumulated deficit	(5,010,232)	(4,227,145)
Total stockholder’s equity (deficit)	(683,948)	(2,199,504)
Total liabilities and stockholders’ equity (deficit)	$353,555	$1,195,125

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Operations

For the Years Ended September 30, 2019 and 2018

	For the Years Ended,
	September 30,	September 30,
	2019	2018

Revenue - royalties	$334,394	$249,221

Operating expenses:
General, administrative and selling	334,515	322,663
Research and development	208,116	605,868
Amortization	625,000	1,333,333
Impairment of royalty contract	-	375,000
Total operating expenses	1,167,631	2,636,864

Loss before other expense	(833,237)	(2,387,643)

Other expense
Interest expense, related party	182,333	152,422
Other expense	7,517	5,995
Total other expense	189,850	158,417

Net loss	$(1,023,087)	$(2,546,060)

Loss per share, basic and fully diluted	$(0.15)	$(0.37)
Weighted average number of shares outstanding -
Basic and fully diluted	6,909,240	6,910,000

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2019 and 2018

	Preferred Stock		Preferred Stock				Additional		Total Stockholders’
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance, September 30, 2017	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(1,561,086)	$466,555

Preferred stock series B dividend	-	-	-	-	-	-	-	(120,000)	(120,000)
Net loss	-	-	-	-	-	-	-	(2,546,059)	(2,546,059)

Balance, September 30, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,227,145)	$(2,199,504)

Stock issued for notes payable, related party	-	-	499,286	4,993	-	-	2,010,970	-	2,015,963
Stock issued for accrued interest, related party	-	-	96,326	963	-	-	387,974	-	388,937
Recapitalization	50,000	500	(1,000,000)	(11)	(27,297,516)	66	(108,012)	240,000	132,543
Stock issued in reverse merger	-	-	-	-	6,175,000	6,175	(6,175)	-	-
Stock issued for services	-	-	-	-	300,000	300	900.00	-	1,200
Net loss	-	-	-	-	-	-	-	(1,023,087)	(1,023,087)

Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2019 and 2018

	For the Year Ended,	For the Year Ended,
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,087)	$(2,546,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	625,000	1,333,333
Stock issued for services	1,200	-
Impairment of assets	-	375,000
Changes in operating assets and operating liabilities:
Other assets	4,460	3,002
Royalties receivable	(91,414)	(76,063)
Accounts payable and accrued liabilities	12,178	(60,014)
Accounts payable, related parties	(40,000)	13,842
Accrued interest, related parties	182,272	152,422
Net cash used in operating activities	(329,391)	$(804,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse merger	1,812	-
Net cash provided by investing activities	$1,812	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	741,030
Payment to notes payable, related parties	(10,000)	(10,000)
Redemption of common stock in subsidiary	(22,740)	-
Redemption of preferred stock in subsidiary	(100)	-
Proceeds from sale of common stock in subsidiary	20,700	-
Net cash (used in) provided by financing activities	(12,140)	731,030

Net change in cash and cash equivalents	(339,719)	(73,507)

Cash and cash equivalents, beginning of year	375,855	449,362

Cash and cash equivalents, end of year	$36,136	$375,855

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Incomet taxes paid	$-	$-

Non-cash Investing and Financing Activities
Net effect of recapitalization - reverse merger	$132,543	$-
Stock issued for note payable, related party	$2,015,963	$-
Stock issued for accrued interest, related party	$388,937	$-
Accrual of dividends payable	$-	$120,000

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2019 and 2018

Note 1 – Nature of Business

Nature of Business

Advanced Interactive Gaming, Ltd. (“AIG Ltd”) was incorporated in Bermuda on September 19, 2016, and is in the business of assisting in the development of video games through investments and royalty contracts. AIG Ltd had several royalty contracts with video game development companies during the years ended September 30, 2019 and 2018, with more games expected to be rolled out during 2020.

On September 24, 2019, AIG Ltd was acquired by Advanced Interactive Gaming, Inc. (“AIG Inc”), a Colorado Corporation, through a reverse recapitalization and share exchange agreement. After the transaction, AIG Ltd became a wholly owned subsidiary of AIG Inc.

Virtual Interactive Technologies Corp. (f/k/a Mascota Resources, Corp.) was incorporated in the State of Nevada on November 3, 2011. On September 25, 2019, Mascota Resources, Corp. effected a name change to Virtual Interactive Technologies Corp. (“VIT”), and a 20:1 reverse stock split applicable to all existing VIT shareholders of record. The effects of the split have been retroactively applied to all periods presented.

On September 27, 2019, AIG Inc effected a reverse recapitalization via a share exchange agreement with VIT, resulting in AIG Inc becoming a wholly-owned subsidiary of VIT.

Plan of Operations

The Company has incurred losses since its inception, has limited cash on hand at September 30, 2018, and negative equity. The Company’s plan is to grow significantly over the next few years through strategic game development partnerships, through internal game development and through the acquisition of independent game development companies globally.

The Company has taken much of the cash flow from its first royalty agreement and has invested in royalty agreements for the development of several other video games. By continuing to reinvest these royalties into agreements to develop new games, along with actively managing corporate overhead, management’s plan is to substantially increase its video game royalty portfolio and cash flow over the next several years.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements herein contain the operations of VIT and its wholly-owned subsidiaries AIG Inc and AIG Ltd (collectively, the “Company”). Specifically, the operations of AIG Ltd comprise the historical financial statements for the years ended September 30, 2019 and 2018, with the operations of AIG Inc consolidated from the period of September 24, 2019 through September 30, 2019, and the operations of VIT consolidated from the period of September 27, 2018 through September 30, 2019. The Company has elected a fiscal year ending September 30.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions have been eliminated. The Company’s headquarters are located in Denver, Colorado and substantially all of its customers are outside the United States.

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, “Fair Value Measurements.” ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to the short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2019 or 2018.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of September 30, 2019 or 2018.

Royalty Contracts and Research and Development Costs

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the years ended September 30, 2019 or 2018.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. During the periods ended September 30, 2019 and September 30, 2018, the Company recorded impairment charges on royalty contracts of $0 and $375,000, respectively.

Revenue Recognition

On October 1, 2018, the Company adopted guidance contained in ASC 606, “Revenue Recognition.” The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 outlines the following five-step revenue recognition model (along with other guidance impacted by this standard): (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; (5) recognize revenue when or as the entity satisfies a performance obligation.

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of September 30, 2019, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

Once a game has been developed and has met the terms of the underlying royalty agreement, the game is released for commercial sales. Per each contract, the Company will receive reports on a regular basis from the game developers’ sales platforms that identify the amount of game sales, from which consideration expected to be collected from the commercial customers is computed based on the applicable royalty percentages. Royalty revenue is based on a percentage of net receipts as defined in each customer agreement, and is recognized in accordance with the sale-based royalty provisions of ASC 606, which requires revenue recognition after the subsequent sales occur. The Company’s performance obligation under each royalty contract as an investor in the game is complete once funds are advanced to the gaming developer. Subsequent consideration is then received by the Company from the developers in the amount of the Company’s percentage fee of royalty income (net receipts) received by the customer. Net receipts include all gross revenues received by the customer as a result of sales of the games or related exploitation less certain taxes, refunds, manufacturing costs, freight, and other items specified in the underlying contract.

Foreign Currency

The Company’s functional currency is the US dollar. With the exception of stockholders’ equity (deficit), all transactions that are originally denominated in foreign currency are translated to US dollars by our international customers, on a monthly basis, when recognized by them and prior to paying royalties to the Company. All royalty revenues that are received and recognized by the Company are recorded in US dollars.

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of September 30, 2019 and 2018, the Euro account had a balance of $-0-and 31,270 Euros, the equivalent of $36,729.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the years ended September 30, 2019 and 2018, as all financial statement items were denominated in the US dollar. Losses from foreign currency transactions during the years ended September 30, 2019 and 2018 totaled $7,517 and $5,995, respectively.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the period presented. The most significant estimates relate to the useful life and impairment of intangible assets and allowance for doubtful accounts. The Company regularly will assess these estimates and, while actual results may differ, management believes that the estimates are reasonable.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of September 30, 2019 and 2018, uninsured deposits in the Bermuda bank totaled $27,612 and $339,126, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

Income Taxes

The Company did not accrue corporate income taxes for AIG Ltd, as it is incorporated in the country of Bermuda where there is no corporate income tax. The Company will be subject to US Federal and state income taxes commencing the year ended September 30, 2020 due to its recent business combinations with two US companies.

Deferred taxes for the VIT (Nevada) and AIG Inc (Colorado) will be provided on a liability method in accordance with ASC 740, “Income Taxes,” whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax position will more likely than not be sustained by the applicable tax authority and has determined that there are no significant uncertain tax positions.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of September 30, 2019 and 2018, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 and 1,000,000, respectively, shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses. To reflect the economics of the merger transaction on September 27, 2019, for the purposes of calculating the weighted average shares outstanding, the 2018 shares of common stock  have been adjusted to account for a 1:4 reverse split.

	September 30, 2019	September 30, 2018
Basic weighted average shares outstanding	6,909,959	6,910,000
If-converted shares, Series B preferred shares	595,612	1,000,000
Diluted weighted average common shares outstanding	7,413,096	7,910,000

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718, “Stock Compensation,” and ASC 505, “Equity-Based Payments to Non-Employees.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Account Pronouncements

The Company has evaluated recently issued or enacted accounting pronouncements, and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

Note 3 - Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. During the years ended September 30, 2019 and 2018, the Company recognized an impairment on royalty contracts in the amount of $0 and $375,000. Amortization expense on royalty contracts during the years ended September 30, 2019 and 2018 totaled $625,000 and $1,333,333, respectively. Net book value of royalty contract assets at September 30, 2019 and 2018 totaled $0 and $625,000, respectively.

The Company has two major royalty agreements (Customer A and Customer B). Customer A represented approximately 33% and 40% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2018. Customer B represented approximately 50% and 35% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2018.

Customer A represented approximately 50% of revenues and royalty receivables as of and for the year ended September 30, 2019. Customer B represented approximately 30% of revenues and royalty receivables as of and for the year ended September 30, 2019.

Note 4 – Notes Payable, Related Parties

Notes Payable, Velocity Capital Ltd

On September 30, 2016, the Company issued a $2,000,000, unsecured promissory note to a then-significant shareholder, Velocity Capital Ltd (“Velocity”), for partial payment of a royalty contract acquisition. The note carried an interest rate of 6% per annum, compounding annually, and was scheduled to mature on September 30, 2021. All principal and interest were due at maturity and there was no prepayment penalty for early repayment of the note. No payments had been made on the note, and accrued interest outstanding on the note at September 30, 2018 totaled $248,639.

On October 6, 2016 and December 10, 2016, the Company issued unsecured promissory notes in the amounts of $16,463 and $25,000, respectively, to Velocity for payment of operating expenses on the Company’s behalf. The notes carried an interest rate of 6% per annum, compounding annually, and were due on demand. Balances of principal and interest outstanding on the notes at September 30, 2018 totaled $25,963 and $4,559, respectively. During the year ended September 30, 2019, the Company made repayments on these note totaling $10,000.

On September 27, 2019, the Company issued to Velocity 595,612 shares of series B preferred stock valued at $4.04 per share as repayment for total principal and interest owed of $2,015,963, and $388,937, resulting in $0 owed to Velocity at September 30, 2019.

Notes Payable, Current and Former Executives

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, so $8,970 has been recorded under note receivable, related party. The note carries an interest rate of 6% per annum, compounding annually, and matures on March 29, 2020. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2019 and 2018, total balance on the debt was $750,000 and accrued interest on the note totaled $69,341 and $22,808, respectively.

During 2017 and 2018, a former executive member of VIT, loaned VIT a total of $29,400 in four separate notes. Additional advances totaling $30,500 were made during the year ended September 30, 2019, resulting in total note balance of $59,900 at September 30, 2019, of which $9,000 was classified as non-current. The notes carry 6% interest rate and mature through October 2022, on which dates principal and interest payments are due in full. At September 30, 2019 accrued interest on the notes totaled $3,371.

Note 5 - Notes Payable

On November 20, 2017, VIT issued $45,000 in unsecured notes payable to two unrelated individuals. The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property. No payments had been made on the note at September 30, 2019, on which date accrued interest on the note totaled $4,766.

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. No payments had been made on the note at September 30, 2019, on which date accrued interest on the note totaled $718.

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - March 29, 2021	$-		-	$750,000	$69,341	819,341
Promissory Note - August 20, 2018	6,900	428	7,328	-	-	-
Promissory Note - September 10, 2018	44,000	2,418	46,418	-	-	-
Promissory Note - November 5, 2018	-	-	-	4,000	-	4,000
Promissory Note - November 20, 2018	-	525	525	5,000	*	5,000
Subtotal Notes Payable, Related Party	$50,900	$3,371	$54,271	$759,000	$69,341	$828,341

Notes Payable
Promissory Note - March 20, 2019	$10,000	$718	10,718	$-	$-	$-
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Subtotal Notes Payable	10,000	5,484	15,484	45,000	-	45,000
Total	$60,900	$8,855	$69,755	$804,000	$69,341	$873,431

As of September 30, 2018

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - contract acquisition	$-	$-	$-	2,000,000	$248,639	2,248,639
Promissory Note - October 6, 2016	10,963	2,875	13,838	-	-	-
Promissory Note - December 10, 2016	15,000	1,684	16,684	-	-	-
Promissory Note - March 29, 2018	-		-	750,000	22,808	772,808
Total	$25,963	$4,559	$30,522	$2,750,000	$271,447	$3,021,447

Our future maturities under our debt obligations as of September 30, 2019 are as follows:

	Contract		Less than		More Than
Name	Amount	Term	1 Year	2,021	5 Years
Promissory Notes	864,900	1 - 5	60,900	804,000	-

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At September 30, 2018, the Company had 27,640,000 shares of AIG Inc common stock issued and outstanding.

On September 27, 2019, AIG Inc issued 5,175,000 shares of common stock to various investors, for a $0.04 per share. These shares, plus the 1,000,000 shares of AIG Inc common stock held by the Company’s CEO, were exchanged on a 1-for-1 basis for 6,175,000 shares of VIT common stock issued in connection with the reverse merger between AIG and VIT (Note 9).

On September 27, 2019, VIT issued 300,000 shares for services valued at $0.004 a share or $1,200.

As a result of the effects of the reverse stock split, recapitalization pursuant to the reverse merger, and current year stock issuances described above, the Company had 6,817,484 shares of common stock issued and outstanding at September 30, 2019.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At September 30, 2018, the Company had 50,000 shares of Series A preferred stock and 1,000,000 shares of AIG Series B preferred stock. Concurrent with the reverse merger, the AIG Series B preferred stock was returned to the Company and cancelled. At September 30, 2019, the Company had 50,000 of Series A preferred shares 595,612 shares of preferred B stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible.

On September 27, 2019, The Company issued 595,612 shares of its Series B preferred stock in full payment of outstanding loans and accrued interest totaling $2,404,900 to Velocity Capital (see Note 4). The holders of Series B preferred shares are entitled to dividends (which are not guaranteed), carry one vote per share, and are convertible to common stock on a 1:1 basis at the option of the holder. It has been determined that these convertible preferred shares qualify for permanent equity treatment.

The value of the preferred shares issued to Velocity Capital was negotiated to be approximately an 11% discount to the fair value of the Company’s common shares at the time of the merger. Based on a discounted cash flow analysis of the business going forward, the Company and Velocity determined and agreed upon a fair market valuation of the Series B preferred stock of $4.04 per share.

Note 7 – Long-Lived Assets

As part of the reverse merger between VIT and AIG Inc (Note 9), the Company acquired a parcel of undeveloped land from VIT in Anchorage, Alaska with a fair market value on the merger date of $36,195. In October 2019, the Company sold the property for $36,195.

Note 8 – Related Party Transactions

During the years ended September 30, 2019 and 2018, the Company incurred $0 and $40,000, respectively, in contract management services rendered by an affiliate of our CEO.

During 2018 and 2019, the Company entered into various notes payable transactions with related parties (see Note 4).

Note 9 – Business Combination

On September 27, 2019, AIG Inc and VIT executed an agreement to exchange 6,175,000 shares of VIT for all of its outstanding shares of AIG Inc on a 1:1 basis, thus making AIG a wholly-owned subsidiary of VIT. The quoted price of VIT’s common stock on the purchase date was $.05 per share, or $308,750 total value. The acquisition was accounted for as a reverse merger because (1) AIG has the ability to elect majority of the members of the Board of Directors, (2) the management of the combined entity will consist primarily of management of AIG, and (3) the operations of AIG will be the operations of the combined entity moving forward. The pre-merger assets and liabilities of VIT were brought forward at their fair value which approximated the purchase price. As there was deminimus excess purchase price due to the control premium obtained by VIT stock exchanges between the companies and commensurate deemed values thereof, no intangibles or goodwill were recorded in connection with the business combination.

In conjunction with the reverse merger, VIT issued 300,000 shares of common stock to AIG’s CFO for services valued at $1,200, as well as 595,612 shares of Series B preferred stock valued at $4.04 per share to Velocity Capital, Ltd., in satisfaction of $2,404,900 in debts owed by AIG Ltd to Velocity.

Note 10 - Subsequent Events

On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. In conjunction with the sale, the Company entered into settlement agreements with three of its note holders, agreeing to pay a total of $37,000 and issue a total of 300 shares of the Company’s common stock to satisfy all amounts due on six notes that totaled approximately $113,000 of principal and accrued interest due (Note 5).

The Company has evaluated events subsequent to the balance sheet date through the date these financial statements were issued and determined that there are no additional events requiring disclosure.

Item 9.	changes in and disagreements with accountants on accounting and financial disclsoure.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of September 30,2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended September 30, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	directors, executive officers, and corporate governance.

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
Jason D. Garber	51	Chief Executive Officer, Director
James W. Creamer III	55	Chief Financial Officer, Director
Jerry Lewis	54	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Jason D, Garber

Mr. Garber was appointed as the Company’s CEO and Director on December 31, 2019

Mr. Garber has been the CEO of Advanced Interactive Gaming, Ltd, a video game financier and development company, since its inception in September 2016. Mr. Garber has been in the video game industry since the early 1990’s. Starting as producer and designer with titles for the edutainment industry, he moved on to running studios and projects for multiple platforms such as PC, Nintendo DS, PS2, PS3, PS4, Xbox, Xbox360, Xbox One and Nintendo Switch. After having garnered a significant amount of managerial and entrepreneurial experience in game development and corporate management he decided to start investments into videogames and established several projects with investors for the video game industry during the early 2010’s.

Prior to founding Advanced Interactive Gaming, Ltd., Mr. Garber served as Publishing Director at Stainless Games Ltd., presiding over new projects, intellectual property and game releases – with the PS4, XB1, PC game Carmageddon: Max Damage as its most recent game release. From 2012 to 2013, Jason was the COO and co-founder of the start-up eelusion GmbH in Berlin, Germany.

James W. Creamer III

Mr. Creamer was appointed as the Company’s CFO and Director on December 31, 2019

Mr. Creamer has served in leadership roles for several publicly traded companies since 2005 following a fifteen-year Investment Banking career. Since 2011, Mr. Creamer has been the Principle of Corporate Solution Advisors, LLC which offers contract CFO services to small, growth-oriented companies. From 2014 to 2016 Mr. Creamer served as Chief Financial Officer of WestMountain Gold, Inc. and served as a Director for the Company during 2016. From 2010 to 2011, Mr. Creamer served as Chief Financial Officer of NexCore Healthcare Capital Corp. following its acquisition of CapTerra Financial Group, Inc. In 2005, Mr. Creamer was hired by CapTerra Financial Group, Inc. as its Chief Financial Officer and served in that capacity until 2009 when he was named CapTerra’s President and Chief Executive Officer and served in that position until CapTerra’s acquisition by NexCore in 2010.

Between 1990 and 2005, Mr. Creamer held positions as Vice President of Commercial Banking at Vectra Bank Colorado, Vice President of Investment Banking at J.P. Turner & Company, Director of Equity Research at Global Capital Securities and Vice President of Institutional Fixed Income Sales at Hanifen Imhoff, Inc.

Mr. Creamer received a Bachelor of Science degree in Finance from Arizona State University and holds the Chartered Financial Analyst (CFA) designation.

Jerry Lewis

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

As of January 10, 2020, we had not adopted a Code of Ethics for our principal executive, principal financial, principal accounting, or persons performing similar functions.

Neither Jason Garber nor James Creamer are independent directors, as that term is defined by the Securities and Exchange Commission. James Creamer acts as our financial expert.

Given our limited operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. Only one of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

Our directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Our executive officers are elected by our directors and serve at their discretion.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Jason D. Garber	2019	120,000	—	—	—	—	—	—	120,000
CEO and Director (1)	2018	120,000	—	—	—	—	—	—	120,000

James W. Creamer	2019	60,000	—	1,200	—	—	—	—	61,200
CFO, Secretary, Treasurer and Director (2)	2018	48,000	—	—	—	—	—	—	48,000

Mark Rodenbeck	2019	—	—	—	—	—	—	—	—
CEO and Director (3)	2018	—	—	—	—	—	—	—	—

(1)	Jason D. Garber has been the CEO of Advanced Interactive Gaming since 2016 and was named CEO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and is paid a $10,000 fee per month and receives no benefits.
(2)	James W. Creamer III has been the CFO of Advanced Interactive Gaming since 2016 and was named CFO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and is paid a $8,000 fee per month and receives no benefits. On September 27, 2019, Mr. Creamer received a stock grant of 300,000 shares of the Company’s common stock which was valued at $0.004 per share.
(3)	Mark Rodenbeck resigned his position as CEO, Principal Accounting Officer, Secretary and Director of the Company, effective December 31, 2019.

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters.

The following table lists, as of January 10, 2020, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,8147,484 shares of our common stock and issued and outstanding as of January 10, 2020.

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned

Jason Garber (2)	1,000,000		14.7%

James W. Creamer III (3)	500,000		7.3%

Jerry Lewis (4)	2,500	*	-%

All officers, directors and 5% holders as a group (3 persons)	1,502,500		22.0%

*	Less than 1%
(1)	Unless otherwise stated, the address for each beneficial owner is c/o Virtual Interactive Technologies Corp 600 17th Street, Suite 2800 South, Denver, CO 80202.
(2)	The person listed is an executive offer and director of the Company.
(3)	The person listed is an executive offer and director of the Company.
(4)	The person listed is a director of the Company.

Item 13.	certain relationships and related transactions, director independence.

During the years ended September 30, 2019 and 2018, the Company recorded $-0- and $40,000, respectively, in accounts payable and accrued liabilities related to management services.

During 2017 and 2018, a former executive member of VIT, loaned VIT a total of $29,400 in four separate notes. Additional advances totaling $30,500 were made during the year ended September 30, 2019, resulting in total note balance of $59,900 at September 30, 2019, of which $9,000 was classified as non-current. The notes carry 6% interest rate and mature through October 2022, on which dates principal and interest payments are due in full. At September 30, 2019 accrued interest on the notes totaled $3,371.

On September 30, 2016, the Company issued a $2,000,000, unsecured promissory note to a then-significant shareholder, Velocity Capital Ltd (“Velocity”), for partial payment of a royalty contract acquisition. The note carried an interest rate of 6% per annum, compounding annually, and was scheduled to mature on September 30, 2021. All principal and interest were due at maturity and there was no prepayment penalty for early repayment of the note. No payments had been made on the note, and accrued interest outstanding on the note at September 30, 2018 totaled $248,639.

On October 6, 2016 and December 10, 2016, the Company issued unsecured promissory notes in the amounts of $16,463 and $25,000, respectively, to Velocity for payment of operating expenses on the Company’s behalf. The notes carried an interest rate of 6% per annum, compounding annually, and were due on demand. Balances of principal and interest outstanding on the notes at September 30, 2018 totaled $25,963 and $4,559, respectively. During the year ended September 30, 2019, the Company made repayments on these note totaling $10,000.

On September 27, 2019, the Company issued to Velocity 595,612 shares of series B preferred stock valued at $4.04 per share as repayment for total principal and interest owed of $2,015,963, and $388,937, resulting in $0 owed to Velocity at September 30, 2019.

On March 29, 2018, the Company issued a $750,000, unsecured, promissory note to Jason Garber, current CEO, for a potential acquisition and for working capital. The actual funds received by the Company were $741,030, so $8,970 has been recorded under note receivable, related party. The note carries an interest rate of 6% per annum, compounding annually and matures on March 29, 2020. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note.

On November 20, 2017 the Company issued a $5,000 unsecured note payable to a director of the Company. The note carries a 6% interest rate and is payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property, which occurred in October 2019. Settlement agreements are in the process of being finalized.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton and Company, PLLC) in connection with the audit of our annual financial statements for the years ended September 30, 2019 and 2018.

Year Ended September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$18,000	$-	$-	$-
2018	$15,500	$-	$-	$-

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

2*	Share Exchange Agreement between Company and Advanced Interactive Gaming, Inc.
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
16.1*	CONSENT OF INDEPENDENT AUDITORS (Plante & Moran, PLLC)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of January 2020.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 15, 2020	By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer and a Director

January 15, 2020	By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer and a Director

January 15, 2020	By:	/s/ Jerry Lewis
Jerry Lewis,
Director

