Form 10-Q
period 2019-12-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2020-02-19
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end December 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of February 14, 2020.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of December 31, 2019 and September 30, 2019

(UNAUDITED)

	December 31, 2019	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,667	$36,136
Royalties receivable	137,098	269,594
Notes receivable, related parties	25,000	8,970
Other assets	200	2,660
Total current assets	$249,965	$317,360

Land and improvements	-	36,195
TOTAL ASSETS	$249,965	$353,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$92,080	$94,407
Accounts payable, related party	20,000	-
Notes payable, related party	-	50,900
Accrued interest payable, related party	-	3,371
Notes payable	10,000	10,000
Accrued interest payable	470	5,484
Total current liabilities	122,550	164,162

LONG-TERM LIABILITIES:
Note payable, related party	750,000	759,000
Accrued interest payable, related party	81,200	69,341
Notes payable	-	45,000
Total liabilities	953,750	1,037,503

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding as of December 31, 2019 and September 30, 2019	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding as of December 31, 2019 and September 30, 2019	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,784 and 6,817,484 shares issued and outstanding as of December 31, 2019 and September 30, 2019	6,817	6,817
Additional paid-in-capital	4,313,430	4,313,011
Accumulated deficit	(5,030,488)	(5,010,232)
Total stockholders’ equity (deficit)	(703,785)	(683,948)
Total liabilities and stockholders’ equity (deficit)	$249,965	$353,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2019 and 2018

(UNAUDITED)

	For the three months ended,
	December 31, 2019	December 31, 2018

Revenue - royalties	$25,044	$100,278

Operating expenses:
General, administrative and selling	62,402	80,360
Research and development	40,000	78,441
Amortization	-	208,333
Total operating expenses	102,402	367,134

Loss before other income (expense)	(77,358)	(266,856)

Other income (expense)
Other income	1,543	-
Gain on extinguishment of debt, related party	59,417	-
Gain on extinguishment of debt	17,701	-
Interest expense, related party	(11,859)	(44,789)
Interest expense	(252)	-
Losses from foreign currency transactions	(478)	(1,722)
Bad debt expense	(8,970)	-
Total other income (expense)	57,102	(46,511)

Net loss	$(20,256)	$(313,367)

Loss per share, basic and fully diluted	$(0.0030)	$(0.0453)
Weighted average number of shares outstanding -
basic and fully diluted	6,817,689	6,910,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended December 31, 2019 and 2018

(UNAUDITED)

	Preferred Stock Series A Convertible		Preferred Stock Series B Convertible		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

Stock issued for notes payable, related party	-	-	-	-	94	-	131	-	131
Stock issued for accrued interest payable, related party	-	-	-	-	6	-	8	-	8
Stock issued for notes payable	-	-	-	-	144	-	202	-	202
Stock issued for accrued interest payable	-	-	-	-	56	-	78	-	78
Net loss	-	-	-	-	-	-	-	(20,256)	(20,256)

Balance, December 31, 2019	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,030,488)	$(703,785)

	Preferred Stock Series A Convertible		Preferred Stock Series B Convertible		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,227,145)	$(2,199,504)

Preferred stock series B dividends	-	-	-	-	-	-	-	$(30,000)	(30,000)
Net loss	-	-	-	-	-	-	-	(313,367)	(313,367)

Balance, December 31, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,570,512)	$(2,542,871)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended December 31, 2019 and 2018

(UNAUDITED)

	For the three months ended,
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,256)	$(313,367)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	208,333
Gain on extinguishment of debt, related party	(59,417)	-
Gain on extinguishment of debt	(17,701)	-
Bad debt expense	8,970	-
Changes in operating assets and operating liabilities:
Other assets	2,761	1,728
Royalty receivable	132,496	(67,094)
Accounts payable and accrued liabilities	(2,628)	25,670
Accounts payable, related parties	20,000	(40,000)
Accrued interest payable, related parties	12,144	-
Accrued interest payable	(33)	44,789
Net cash provided by (used in) operating activities	76,336	(139,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of land	36,195	-
Advances to related parties	(25,000)	-
Net cash provided by investing activities	11,195	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(32,000)	-
Payment on notes payable, related parties	(4,000)	-
Net cash used in financing activities	$(36,000)	$-

Net change in cash and cash equivalents	51,531	(139,941)

Cash and cash equivalents, beginning of period	36,136	375,855

Cash and cash equivalents, end of period	$87,667	$235,914

Supplemental disclosure of cash flow information:
Interest paid	$248	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Stock issued for note payable, related party	$131	$-
Stock issued for accrued interest, related parties	$8	$-
Stock issued for note payable	$202	$-
Stock issued for accrued interest	$78	$-
Accrued preferred stock dividends	$-	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended

December 31, 2019

Note 1. Basis of Presentation

While the information presented in the accompanying December 31, 2019 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2019 audited financial statements (and notes thereto). Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that can be expected for the year ending September 30, 2020.

The accompanying unaudited condensed consolidated financial statements herein contain the operations of Virtual Interactive Technologies Corp (“VIT”), and its wholly-owned subsidiaries Advanced Interactive Gaming Inc. (“AIG Inc.”) and Advanced Interactive Gaming Ltd. (“AIG Ltd”) (collectively, the “Company”). All significant intercompany amounts have been eliminated.

Note 2. Business

Nature of Operations

AIG Ltd was incorporated in Bermuda on September 19, 2016, and is in the business of assisting in the development of video games through investments and royalty contracts. AIG Ltd had several royalty contracts with video game development companies during the three months ended December 31, 2019 and 2018, with more games expected to be rolled out during 2020.

On September 24, 2019, AIG Ltd was acquired by AIG Inc, a Colorado Corporation, through a reverse recapitalization and share exchange agreement. After the transaction, AIG Ltd became a wholly owned subsidiary of AIG Inc.

VIT was incorporated in the State of Nevada on November 3, 2011. On September 25, 2019, Mascota Resources, Corp. effected a name change to Virtual Interactive Technologies Corp. (“VIT”), and a 20:1 reverse stock split applicable to all existing VIT shareholders of record. The effects of the split have been retroactively applied to all periods presented.

On September 27, 2019, AIG Inc effected a reverse recapitalization via a share exchange agreement with VIT, resulting in AIG Inc becoming a wholly-owned subsidiary of VIT.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2019 or September 30, 2019.

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

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of December 31, 2019 or September 30, 2019.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of December 31, 2019 and September 30, 2019, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses. To reflect the economics of the merger transaction on September 27, 2019, for the purposes of calculating the weighted average shares outstanding, the 2018 shares of common stock  have been adjusted to account for a 1:4 reverse split.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of December 31, 2019 and September 30, 2019, the Euro account had a balance of $-0-.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the three months ended December 31, 2019 and 2018, as all financial statement items were denominated in the US dollar. Losses from foreign currency transactions during the three months ended December 31, 2019 and 2018 totaled $395 and $1,722, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of December 31, 2019 and September 30, 2019, uninsured deposits in the Bermuda bank totaled $-0-. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of December 31, 2019, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

New Accounting Pronouncements

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

Note 3. Long-Lived Assets

As part of the reverse merger between VIT and AIG Inc, the Company acquired a parcel of undeveloped land from VIT in Anchorage, Alaska with a fair market value on the merger date of $36,195. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. At December 31, 2019 and September 30, 2019, the total value of land and improvements was $-0- and $36,195, respectively. No gain or loss was recognized on the sale of the land and improvements at December 31, 2019 due to the land setting at book value. Funds received from the sale of the Company asset was used to pay notes payable, notes payable, related parties and the respective accrued interest payable and accrued interest payable, related parties. (See Note 5 & 6)

Note 4. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At December 31, 2019 and September 30, 2019, the Company had 50,000 shares of Series A preferred stock and 595,612 shares of Series B preferred stock issued and outstanding. The holders of the Series B preferred stock are entitled to dividends (which are not guaranteed), carry one vote per share, and are convertible into common stock on a 1:1 basis at the option of the holder. The 50,000 shares of Series A preferred stock currently outstanding are not convertible.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At December 31, 2019 and September 30, 2019, the Company had 6,817,784 and 6,817,484 shares of common stock issued and outstanding, respectively.

During the quarter ended December 31, 2019, the Company issued 300 shares of common stock as part of a payoff on notes payable and accrued interest. Of the 300 shares issued, 100 shares were issued to a related party for notes payable and accrued interest.

Note 5. Notes Payable

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. No payments had been made on the note at December 31, 2019, on which date accrued interest on the note totaled $470.

On November 20, 2017, VIT issued $45,000 in unsecured notes payable to two unrelated individuals. The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $32,000 in cash and issued 200 shares of common stock for the remaining balance on the notes payable of $13,000 and accrued interest of $4,981. The fair value of the 200 shares of stock was $1.40 a share or $280. This resulted in a gain on extinguishment of debt of $17,701.

Notes payable summary:

As of December 31, 2019

	Short Term			Long Term
Notes Payable	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total

Promissory Note - March 20, 2019	$10,000	$470	$10,470	$-	$-	$-
Total Notes Payable	$10,000	$470	$10,470	$-	$-	$-

As of September 30, 2019

	Short Term			Long Term
Notes Payable	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total

Promissory Note - March 20, 2019	$10,000	$718	$10,718	$-	$-	$-
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Total Notes Payable	$10,000	$5,484	$15,484	$45,000	$-	$45,000

Note 6. Related Party Transactions

During the periods ended December 31, 2019 and September 30, 2019, the Company incurred $20,000 and $40,000, respectively, in contract management services rendered by an affiliate of our CEO. As of December 31, 2019 and September 30, 2019, $20,000 and $-0- were payable.

Notes Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party. As of December 31, 2019, the Company recorded a full allowance of $8,970 against the note receivable, related party. The note carries an interest rate of 6% per annum, compounding annually, and matures on March 29, 2020. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of December 31, 2019 and September 30, 2019, total balance on the debt was $750,000 and accrued interest on the note totaled $81,200 and $69,341, respectively.

From 2017 to 2019, a former executive member of VIT, loaned VIT a total of $59,900. The notes carry 6% interest rate and mature through October 2022, on which dates principal and interest payments are due in full. At September 30, 2019 accrued interest on the notes totaled $3,371. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $4,000 in cash and issued 100 shares of common stock for the remaining balance of the notes payable of $55,900 and accrued interest of $3,657. The fair value of the 100 shares of stock was $1.40 a share or $140. This resulted in a gain on extinguishment of debt, related party of $59,417.

Notes payable, related party summary:

As of December 31, 2019

	Short Term			Long Term
Notes Payable, Related Party	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total

Promissory Note - March 29, 2021	$-	$-	$-	$750,000	$81,200	$831,200
Total Notes Payable, Related Party	$-	$-	$-	$750,000	$81,200	$831,200

As of September 30, 2019

	Short Term			Long Term
Notes Payable, Related Party	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total

Promissory Note - March 29, 2021	$-	$-	$-	$750,000	$69,341	$819,341
Promissory Note - August 20, 2018	6,900	428	7,328	-	-	-
Promissory Note - September 10, 2018	44,000	2,418	46,418	-	-	-
Promissory Note - November 5, 2018	-	-	-	4,000	-	4,000
Promissory Note - November 20, 2018	-	525	525	5,000	-	5,000
Total Notes Payable, Related Party	$50,900	$3,371	$54,271	$759,000	$69,341	$828,341

Note 7. Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. During the three months ended December 31, 2019 and 2018, there was no impairment on royalty contracts. Amortization expense on royalty contracts during the three months ended December 31, 2019 and 2018 totaled $-0- and $208,333, respectively. Net book value of royalty contract assets at December 31, 2019 and September 30, 2019 totaled $-0-.

Note 8. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the date these financial statements were issued and determined that there are no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, and other characterizations of future events or circumstances are forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

EXECUTIVE OVERVIEW

On September 27, 2019, VIT merged with AIG Inc, and its subsidiary AIG Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and will be the operating entity moving forward under the name of Virtual Interactive Technologies Corp (“VIT” or “the Company” or “we”).

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

Results of Operations

The following discussion involves the results of operations for the three months ended December 31, 2019 and December 31, 2018.

Revenue decreased from $100,278 for the three months ended December 31, 2018 to $25,044 for the three months ended December 31, 2019. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The decrease was the result of lower sales in all five games.

In 2016, the Company began amortizing our investment in royalty contacts for Carmageddon Crashers and Max Damage over a three-year period. During the three months ended December 31, 2019 and 2018 we amortized $0 and $208,333, respectively.

General and Administrative expense for the three months ended December 31, 2019 and 2018 was $62,402 and $80,360, respectively. This represents a 22% decrease over the periods.

The increase was due to the fees related to the merger that occurred on September 27, 2019 that were incurred in the three months ended December 31, 2019.

For the three months ended December 31, 2018 we recorded a loss of $313,367. For the three months ended December 31, 2019, we recorded a loss of $20,256, a decrease of 94%. The decrease of $293,111 was mainly associated with the amortization of our long-term asset, research and development expense associated with this asset that was incurred during the three months ended December 31, 2018 and the recognition of a gain on the extinguishment of debt and extinguishment of debt, related party during the three months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $87,667. As of September 30, 2019, we had cash and cash equivalents of $36,136. Working capital was $127,415 as of December 31, 2019 compared to $153,198 at September 30, 2019. The decrease in working capital of $25,783 was primarily the result of the Company collecting $132,413 on royalty receivables, offset by payments on accounts payable and accrued liabilities of $2,327, payoff of notes payable of $36,000, advances to related parties of $25,000, and payments made on expenses.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the three months ended December 31, 2019 was $76,336. Net cash used in operating activities for the three months ended December 31, 2018 was $139,941. The change over the two periods presented of $216,277 was primarily a result of decreases in our net loss of $293,111, amortization of royalty contracts of $208,333, royalty receivable of $199,590, accounts payable of $28,298 and accrued interest payable of $44,822, that was offset by increases in accounts payable related parties of $60,000, accrued interest payable, related parties of $12,144, and other assets of $967.

Cash Flows from Investing Activities:

Net cash provided by investing activities for the three months ended December 31, 2019 and December 31, 2018 was $11,195 and $0. During the 1st quarter ended December 31, 2019, the Company advanced $25,000 to a related party as well as sold its land for $36,195.

Cash Flows from Financing Activities:

Net cash used in financing activities for the three months ended December 31, 2019 and December 31, 2018 was $36,000 and $0, respectively. During the three months ended December 31, 2019, the Company paid down $32,000 of notes payable and $4,000 notes payable, related party.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February 2020.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

