Form 10-Q
period 2020-03-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2020-06-09
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of June 9, 2020.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2020 and September 30, 2019

(UNAUDITED)

	March 31,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,857	$36,136
Royalties receivable	143,699	269,594
Interest receivable	830	-
Notes receivable	25,000	-
Notes receivable, related party	-	8,970
Other assets	-	2,660
Total current assets	$203,386	$317,360

Land and improvements	-	36,195
TOTAL ASSETS	$203,386	$353,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$71,505	$94,407
Accounts payable, related party	40,000	-
Notes payable, related party	-	50,900
Interest payable, related party	-	3,371
Notes payable	10,000	10,000
Interest payable	620	5,484
Total current liabilities	122,125	164,162

LONG-TERM LIABILITIES:
Note payable, related party	750,000	759,000
Interest payable, related party	92,930	69,341
Notes payable	-	45,000
Total liabilities	965,055	1,037,503

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding as of March 31, 2020 and September 30, 2019	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding as of March 31, 2020 and September 30, 2019	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,784 and 6,817,484 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	6,817	6,817
Additional paid-in-capital	4,313,430	4,313,011
Accumulated deficit	(5,088,372)	(5,010,232)
Total stockholders’ equity (deficit)	(761,669)	(683,948)
Total liabilities and stockholders’ equity (deficit)	$203,386	$353,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2020 and 2019

(UNAUDITED)

	For the three months ended,		For the six months ended,
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Revenue - royalties	$51,938	$74,863	$76,982	$175,141

Operating expenses:
General, administrative and selling	90,011	86,900	152,413	167,260
Research and development	8,905	26,957	48,906	105,398
Amortization	-	208,333	-	416,666
Total operating expenses	98,916	322,190	201,319	689,324

Loss before other income (expense)	(46,978)	(247,327)	(124,337)	(514,183)

Other expense
Other income	830	-	2,373	-
Gain on extinguishment of debt	-	-	77,118	-
Interest expense, related party	(11,730)	(45,937)	(23,589)	(90,726)
Interest expense	(150)	-	(402)	-
Bad debt expense	-	-	(8,970)	-
Loss from foreign currency transactions	144	(4,121)	(333)	(5,843)
Total other income (expense)	(10,906)	(50,058)	46,197	(96,569)

Net loss	$(57,884)	$(297,385)	$(78,140)	$(610,752)

Loss per share, basic and fully diluted	$(0.01)	$(0.04)	$(0.01)	$(0.09)
Weighted average number of shares outstanding - basic and fully diluted	6,817,784	6,817,484	6,817,736	6,817,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(UNAUDITED)

For the three months ended March 31, 2020

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2019	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,030,488)	$(703,785)

Net loss	-	-	-	-	-	-	-	(57,884)	(57,884)

Balance, March 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,304,460	$(5,088,372)	$(761,669)

For the three months ended March 31, 2019

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,570,512)	$(2,542,871)

Preferred stock series B dividends	-	-	-	-	-	-	-	(30,000)	(30,000)
Net loss	-	-	-	-	-	-	-	(297,385)	(297,385)

Balance, March 31, 2019	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,897,897)	$(2,870,256)

For the six months ended March 31, 2020

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

Stock issued for notes payable, related party	-	-	-	-	94	-	131	-	131
Stock issued for accrued interest payable, related party	-	-	-	-	6	-	8	-	8
Stock issued for notes payable	-	-	-	-	144	-	202	-	202
Stock issued for accrued interest payable	-	-	-	-	56	-	78	-	78

Net loss	-	-	-	-	-	-	-	(78,140)	(78,140)

Balance, March 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,088,372)	$(761,669)

For the six months ended March 31, 2019

									Total
	Preferred Stock		Preferred Stock				Additional		Stockholders’
	Series A Convertible		Series B Convertible		Common Stock		Paid-In Capital	Accumulated	Equity (Deficit)
Balance, September 30, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,227,145)	$(2,199,504)

Preferred stock series B dividends	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(610,752)	(610,752)

Balance, March 31, 2019	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,897,897)	$(2,870,256)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended March 31, 2020 and 2019

(UNAUDITED)

	For the six months ended,
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,140)	$(610,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	416,666

Gain on extinguishment of debt	(77,118)	-
Bad debt expense	8,970	-
Changes in operating assets and operating liabilities:
Other assets	2,660	3,112
Royalty receivable	125,895	(60,022)
Accounts payable and accrued liabilities	(22,902)	(23,321)
Accounts payable, related parties	40,000	10,000
Accrued interest note receivable	(830)	-
Accrued interest payable, related parties	23,874	90,726
Accrued interest payable	117	-
Net cash provided by (used in) operating activities	22,526	(173,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of land	36,195	-
Advances to related parties	(25,000)	-
Net cash provided by investing activities	11,195	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to notes payable	(32,000)	-
Payment to notes payable, related parties	(4,000)	(10,000)
Net cash used in financing activities	(36,000)	(10,000)

Net change in cash and cash equivalents	(2,279)	(183,591)

Cash and cash equivalents, beginning of period	36,136	375,855

Cash and cash equivalents, end of period	$33,857	$192,264

Supplemental disclosure of cash flow information:
Interest paid	$248	$-
Income taxes paid	$-	$8,970
Non-cash Investing and Financing Activities:
Stock issued for note payable, related parties	$131	$-
Stock issued for accrued interest, related parties	$8	$-
Stock issued for note payable	$202	$-
Stock issued for accrued interest	$78	$-
Accrued preferred stock dividends	$-	$60,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended

March 31, 2020

Note 1. Basis of Presentation

While the information presented in the accompanying March 31, 2020 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2019 audited financial statements (and notes thereto). Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending September 30, 2020.

The accompanying unaudited condensed consolidated financial statements herein contain the operations of Virtual Interactive Technologies Corp (“VIT”), and its wholly-owned subsidiaries Advanced Interactive Gaming Inc. (“AIG Inc.”) and Advanced Interactive Gaming Ltd. (“AIG Ltd”) (collectively, the “Company”). All significant intercompany amounts have been eliminated.

Note 2. Business

Nature of Operations

AIG Ltd was incorporated in Bermuda on September 19, 2016, and is in the business of assisting in the development of video games through investments and royalty contracts. AIG Ltd had several royalty contracts with video game development companies during the three and six months ended March 31, 2020 and 2019, with more games expected to be rolled out during 2020.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2020 or September 30, 2019.

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

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of March 31, 2020 or September 30, 2019.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of March 31, 2020 and September 30, 2019, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses. To reflect the economics of the merger transaction on September 27, 2019, for the purposes of calculating the weighted average shares outstanding, the 2018 shares of common stock have been adjusted to account for a 1:4 reverse split.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of March 31, 2020 and September 30, 2019, the Euro account had a balance of $-0-.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the three and six months ended March 31, 2020 and 2019, as all financial statement items were denominated in the US dollar. Gains (losses) from foreign currency transactions during the three and six months ended March 31, 2020 totaled $145 and ($333), respectively. Gains (losses) from foreign currency transactions during the three and six months ended March 31, 2019 totaled ($4,121) and ($5,843), respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of March 31, 2020, and September 30, 2019, uninsured deposits in the Bermuda bank totaled $-0-. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of March 31, 2020, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

COVID-19 Uncertainties

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Note 3. Long-Lived Assets

As part of the reverse merger between VIT and AIG Inc, the Company acquired a parcel of undeveloped land from VIT in Anchorage, Alaska with a fair market value on the merger date of $36,195. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. At March 31, 2020 and September 30, 2019, the total value of land and improvements was $-0- and $36,195, respectively. No gain or loss was recognized on the sale of the land and improvements at March 31, 2020 due to the land selling at book value. Funds received from the sale of the Company asset was used to pay notes payable, notes payable, related parties and the respective accrued interest payable and accrued interest payable, related parties. (See Note 5 & 6)

Note 4. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At March 31, 2020 and September 30, 2019, the Company had 50,000 shares of Series A preferred stock and 595,612 shares of Series B preferred stock issued and outstanding. The holders of the Series B preferred stock are entitled to dividends (which are not guaranteed), carry one vote per share, and are convertible into common stock on a 1:1 basis at the option of the holder. The 50,000 shares of Series A preferred stock currently outstanding are not convertible.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At March 31, 2020 and September 30, 2019, the Company had 6,817,784 shares of common stock issued and outstanding.

During the six months ended March 31, 2020, the Company issued 300 shares of common stock as part of a payoff on notes payable and accrued interest. Of the 300 shares issued, 100 shares were issued to a related party for notes payable and accrued interest.

Note 5. Notes Payable

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. No payments had been made on the note at March 31, 2020, on which date accrued interest on the note totaled $620.

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

Notes payable summary:

As of March 31, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$620	10,620	$-	$-	$-
Total Notes Payable	$10,000	$620	$10,620	$-	$-	$-

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$718	10,718	$-	$-	$-
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Total Notes Payable	$10,000	$5,484	$15,484	$45,000	$-	$45,000

Note 6. Related Party Transactions

Accounts Payable, Related Party

During the three and six months ended March 31, 2020, the Company incurred $20,000 and $40,000, respectively, in contract management services rendered by an affiliate of our CEO. During the three and six months ended March 31, 2019, the Company incurred $-0- and $-0-, respectively, in services rendered by the affiliate. As of March 31, 2020 and September 30, 2019, the Company owed $40,000 and $-0-, respectively, for these services.

Notes Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of March 31, 2020, the Company recognized bad debt expense for the receivable totaling $8,970. The note carries an interest rate of 6% per annum, compounding annually, and was set to mature on March 29, 2021. The Company is currently working on extending the terms. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of March 31, 2020, and September 30, 2019, total balance on the debt was $750,000 and accrued interest on the note totaled $92,930 and $69,341, respectively.

From 2017 to 2019, a former executive member of VIT, (not considered a related party as of March 31, 2020), loaned VIT a total of $59,900. The notes carry a 6% interest rate and mature through October 2022, on which dates principal and interest payments are due in full. At September 30, 2019 accrued interest on the notes totaled $3,371. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $4,000 in cash and issued 100 shares of common stock for the remaining balance of the notes payable of $55,900 and accrued interest of $3,657. The fair value of the 100 shares of stock was $1.40 a share or $140. This resulted in a gain on forgiveness of debt of $59,417. Due to the former executive no longer being a related party of the Company on date the note was paid off, the gain was recognized in other income.

Notes payable, related party summary:

As of March 31, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - March 29, 2021	$-		$-	750,000	$92,930	842,930
Total Notes Payable, Related Party	$-	$-	$-	$750,000	$92,930	$842,930

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - March 29, 2021	$-		-	$750,000	$69,341	819,341
Promissory Note - August 20, 2018	6,900	428	7,328	-	-	-
Promissory Note - September 10, 2018	44,000	2,418	46,418	-	-	-
Promissory Note - November 5, 2018	-	-	-	4,000	-	4,000
Promissory Note - November 20, 2018	-	525	525	5,000	-	5,000
Total Notes Payable, Related Party	$50,900	$3,371	$54,271	$759,000	$69,341	$828,341

Note 7. Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. During the three and six months ended March 31, 2020 and 2018, there was no impairment on royalty contracts. Amortization expense on royalty contracts during the three and six months ended March 31, 2020 totaled $-0- for both periods presented. Amortization expense on royalty contracts during the three and six months ended March 31, 2019 totaled $208,333 and $416,666, respectively. Net book value of royalty contract assets at March 31, 2020 and September 30, 2019 totaled $-0-.

Note 8. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of March 31, 2020 and September 30, 2019, principal balance on the debt was $25,000 and $0, respectively. Accrued interest on the note totaled $830 and $0 at March 31, 2020 and September 30, 2019, respectively. Interest income on the note for the three and six months ended March 31, 2020 totaled $830 and $830, respectively.

Note 9. Subsequent Events

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

Results of Operations

The following discussion involves the results of operations for the three and six months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 over March 31, 2019:

Revenue decreased from $74,863 for the three months ended March 31, 2019 to $51,938 for the three months ended March 31, 2020. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The decrease was the result of lower sales in all five games.

In 2016, the Company began amortizing our investment in royalty contracts for Carmageddon Crashers and Max Damage over a three-year period. During the three months ended March 31, 2020 and 2019 we amortized $0 and $208,333, respectively.

General and Administrative expense for the three months ended March 31, 2020 and 2019 was $90,011 and $86,900, respectively. This represents a 4% increase over the periods.

For the three months ended March 31, 2020, we recorded a loss of $57,884. For the three months ended March 31, 2019, we recorded a loss of $297,385, a decrease of 80%. The decrease of $239,501 was mainly associated with the amortization of our long-term asset, and research and development expense associated with this asset that was incurred during the three months ended March 31, 2019.

Six Months Ended March 31, 2020 over March 31, 2019:

Revenue decreased from $175,141 for the six months ended March 31, 2019 to $76,982 for the six months ended March 31, 2020. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The decrease was the result of lower sales in all five games.

In 2016, the Company began amortizing our investment in royalty contracts for Carmageddon Crashers and Max Damage over a three-year period. During the six months ended March 31, 2020 and 2019 we amortized $0 and $416,666, respectively.

General and Administrative expense for the six months ended March 31, 2020 and 2019 was $152,413 and $167,260, respectively. This represents a 9% decrease over the periods.

For the six months ended March 31, 2020 we recorded a loss of $78,140. For the six months ended March 31, 2019, we recorded a loss of $610,752, a decrease of 87%. The decrease of $532,612 was mainly associated with the amortization of our long-term asset, research and development expense associated with this asset that was incurred during the six months ended March 31, 2019, and the recognition of a gain on the extinguishment of debt during the six months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $33,857. As of September 30, 2019, we had cash and cash equivalents of $36,136. Working capital was $81,261 at March 31, 2020 compared to $153,198 at September 30, 2019. The decrease in working capital of $71,937 was primarily the result of the Company collecting $$125,895 on royalty receivables, offset by payments on accounts payable and accrued liabilities of $52,902, offset by increase in accounts payable, related parties of $70,000, payoff of notes payable of $36,000, advances to related parties of $25,000, and payments made on expenses.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the six months ended March 31, 2020 was $22,526. Net cash used in operating activities for the six months ended March 31, 2019 was $173,591. The change over the two periods presented of $196,117 was primarily a result of decreases in our net loss of $532,612, amortization of royalty contracts of $416,666, accounts payable of $419, accounts payable related parties of $30,000, other assets of $452, interest receivable of $830, and accrued interest payable, related parties of $66,852, that was offset by increases in royalty receivable of $185,917.

Cash Flows from Investing Activities:

Net cash provided by investing activities for the six months ended March 31, 2020 and March 31, 2019 was $11,195 and $0, respectively. During the six months ended March 31, 2020, the Company advanced $25,000 to a related party as well as sold its land for $36,195.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2020 and March 31, 2019 was $36,000 and $10,000, respectively. During the six months ended March 31, 2020, the Company paid down $32,000 of notes payable and $4,000 of notes payable, related party. During the six months ended March 31, 2019, the Company paid down notes payable, related party $10,000.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June 2020.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

