Form 10-Q
period 2020-06-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2020-08-14
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of August 10, 2020.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2020 and September 30, 2019

(UNAUDITED)

	June 30,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,221	$36,136
Royalties receivable	136,930	269,594
Interest receivable	1,208	-
Notes receivable	25,000	-
Notes receivable, related party	-	8,970
Other assets	-	2,660
Total current assets	$193,359	$317,360

Land and improvements	-	36,195
TOTAL ASSETS	$193,359	$353,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$72,820	$94,407
Accounts payable, related party	70,000	-
Notes payable, related party	-	50,900
Interest payable, related party	-	3,371
Notes payable	10,000	10,000
Interest payable	769	5,484
Total current liabilities	153,589	164,162

LONG-TERM LIABILITIES:
Note payable, related party	741,029	759,000
Interest payable, related party	105,828	69,341
Notes payable	-	45,000
Total long-term liabilities	846,857	873,341
Total liabilities	1,000,446	1,037,503

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding as of June 30, 2020 and September 30, 2019	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding as of June 30, 2020 and September 30, 2019	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,784 and 6,817,484 shares issued and outstanding as of June 30, 2020 and September 30, 2019	6,817	6,817
Additional paid-in-capital	4,313,430	4,313,011
Accumulated deficit	(5,133,790)	(5,010,232)
Total stockholders’ equity (deficit)	(807,087)	(683,948)
Total liabilities and stockholders’ equity (deficit)	$193,359	$353,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2020 and 2019

(UNAUDITED)

	For the three months ended,		For the nine months ended,
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue - royalties	$34,839	$68,869	$111,821	$244,010

Operating expenses:
General, administrative and selling	71,429	70,281	223,842	237,541
Research and development	5,477	19,135	54,383	124,533
Amortization	-	208,334	-	625,000
Total operating expenses	76,906	297,750	278,225	987,074

Loss from operations	(42,067)	(228,881)	(166,404)	(743,064)

Other expense
Other income	378	-	2,751	-
Gain on extinguishment of debt	-	-	77,118	-
Interest expense, related party	(13,211)	(44,879)	(36,800)	(135,605)
Interest expense	(31)	-	(433)	(5,843)
Bad debt expense	8,970	-	-	-
Gain (loss) from foreign currency transactions	542	(1,107)	209	(1,107)
Total other income (expense)	(3,352)	(45,986)	42,845	(142,555)

Net loss	$(45,419)	$(274,867)	$(123,559)	$(885,619)

Loss per share, basic and fully diluted	$(0.01)	$(0.04)	$(0.02)	$(0.13)
Weighted average number of shares outstanding - basic and fully diluted	6,817,784	6,817,484	6,817,752	6,817,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(UNAUDITED)

For the three months ended June 30, 2020

	Preferred Stock		Preferred Stock				Additional		Total
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,088,372)	$(761,669)

Net loss	-	-	-	-	-	-	-	(45,419)	(45,419)

Balance, June 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,133,791)	$(807,088)

For the three months ended June 30, 2019

	Preferred Stock		Preferred Stock				Additional		Total
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2019	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,897,897)	$(2,870,256)

Preferred stock series B dividends	-	-	-	-	-	-	-	(30,000)	(30,000)
Net loss	-	-	-	-	-	-	-	(274,867)	(274,867)

Balance, June 30, 2019	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(5,202,764)	$(3,175,123)

For the six months ended June 30, 2020

	Preferred Stock		Preferred Stock				Additional		Total
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

Stock issued for notes payable, related party	-	-	-	-	94	-	131	-	131
Stock issued for accrued interest payable, related party	-	-	-	-	6	-	8	-	8
Stock issued for notes payable	-	-	-	-	144	-	202	-	202
Stock issued for accrued interest payable	-	-	-	-	56	-	78	-	78
Write off note receivable, related party	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(123,558)	(123,558)

Balance, June 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,133,790)	$(807,087)

For the six months ended June 30, 2019

							Additional		Total
	Preferred Stock		Preferred Stock				Paid-In		Stockholders’
	Series A Convertible		Series B Convertible		Common Stock		Capital	Accumulated	Equity (Deficit)
Balance, September 30, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,227,145)	$(2,199,504)

Preferred stock series B dividends	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	-	-	-	-	(885,619)	(885,619)

Balance, June 30, 2019	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(5,202,764)	$(3,175,123)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Nine Months Ended June 30, 2020 and 2019

(UNAUDITED)

	For the nine months ended,
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,559)	$(885,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	625,000
Gain on extinguishment of debt	(77,118)	-
Changes in operating assets and operating liabilities:
Other assets	2,660	(1,607)
Royalty receivable	132,664	(104,758)
Accounts payable and accrued liabilities	(21,587)	(14,730)
Accounts payable, related parties	70,000	-
Accrued interest note receivable	(1,208)	-
Accrued interest payable, related parties	36,772	135,606
Accrued interest payable	266	-
Net cash provided by (used in) operating activities	18,890	(246,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of land	36,195	-
Advances to related parties	(25,000)	-
Net cash provided by investing activities	11,195	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to notes payable	(32,000)	-
Payment to notes payable, related parties	(4,000)	(10,000)
Net cash used in financing activities	(36,000)	(10,000)

Net change in cash and cash equivalents	(5,915)	(256,108)

Cash and cash equivalents, beginning of period	36,136	375,855

Cash and cash equivalents, end of period	$30,221	$119,747

Supplemental disclosure of cash flow information:
Interest paid	$248	$-
Income taxes paid	$-	$8,970
Non-cash Investing and Financing Activities:
Stock issued for note payable, related parties	$131	$-
Stock issued for accrued interest, related parties	$8	$-
Stock issued for note payable	$202	$-
Stock issued for accrued interest	$78	$-
Accrued preferred stock dividends	$-	$90,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended

June 30, 2020

Note 1. Basis of Presentation and Consolidation

While the information presented in the accompanying June 30, 2020 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2019 audited financial statements (and notes thereto). Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending September 30, 2020.

The accompanying unaudited condensed consolidated financial statements herein contain the operations of Virtual Interactive Technologies Corp (“VIT”), and its wholly-owned subsidiaries Advanced Interactive Gaming Inc. (“AIG Inc.”) and Advanced Interactive Gaming Ltd. (“AIG Ltd”) (collectively, the “Company”). All significant intercompany amounts have been eliminated.

Note 2. Business

Nature of Operations

AIG Ltd was incorporated in Bermuda on September 19, 2016, and is in the business of assisting in the development of video games through investments and royalty contracts. AIG Ltd had several royalty contracts with video game development companies during the three and nine months ended June 30, 2020 and 2019.

On September 24, 2019, AIG Ltd was acquired by AIG Inc, a Colorado Corporation, through a reverse recapitalization and share exchange agreement. After the transaction, AIG Ltd became a wholly-owned subsidiary of AIG Inc.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2020 or September 30, 2019.

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

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to the short-term nature of the instruments.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of June 30, 2020 or September 30, 2019.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of June 30, 2020 and September 30, 2019, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of June 30, 2020 and September 30, 2019, the Euro account had a balance of $-0-.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the three and nine months ended June 30, 2020 and 2019, as all financial statement items were denominated in the US dollar. Gains (losses) from foreign currency transactions during the three and nine months ended June 30, 2020 totaled $542 and $209, respectively. Gains (losses) from foreign currency transactions during the three and nine months ended June 30, 2019 totaled ($1,107) and ($1,107), respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of June 30, 2020 and September 30, 2019, uninsured deposits in the Bermuda bank totaled $-0-. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of June 30, 2020, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

Once a game has been developed and has met the terms of the underlying royalty agreement, the game is released for commercial sales. Per each contract, the Company will receive reports on a regular basis from the game developers’ sales platforms that identify the amount of game sales, from which consideration expected to be collected from the commercial customers is computed based on the applicable royalty percentages. Royalty revenue is based on a percentage of net receipts as defined in each customer agreement, and is recognized in accordance with the sale-based royalty provisions of ASC 606, which require revenue recognition after the subsequent sales occur. The Company’s performance obligation under each royalty contract as an investor in the game is complete once funds are advanced to the gaming developer. Subsequent consideration is then received by the Company from the developers in the amount of the Company’s percentage fee of royalty income (net receipts) received by the customer. Net receipts include all gross revenues received by the customer as a result of sales of the games or related exploitation less certain taxes, refunds, manufacturing costs, freight, and other items specified in the underlying contract.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since 2017, resulting in an accumulated deficit of $5,133,790 as of June 30, 2020, and further losses are anticipated due to decreased revenue and no additional game development. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Note 3. Long-Lived Assets

As part of the reverse merger between VIT and AIG Inc, the Company acquired a parcel of undeveloped land from VIT in Anchorage, Alaska with a fair market value on the merger date of $36,195. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. At June 30, 2020 and September 30, 2019, the total value of land and improvements was $-0- and $36,195, respectively. No gain or loss was recognized on the sale of the land and improvements due to the land selling at book value. Funds received from the sale were used to pay notes payable, notes payable, related parties and the respective accrued interest payable and accrued interest payable, related parties. (See Note 5 & 6)

Note 4. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At June 30, 2020 and September 30, 2019, the Company had 50,000 shares of Series A preferred stock and 595,612 shares of Series B preferred stock issued and outstanding. The holders of the Series B preferred stock are entitled to dividends (which are not guaranteed), carry one vote per share, and are convertible into common stock on a 1:1 basis at the option of the holder. The 50,000 shares of Series A preferred stock currently outstanding are not convertible.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At June 30, 2020 and September 30, 2019, the Company had 6,817,784 and 6,817,484, respectively, shares of common stock issued and outstanding.

During the nine months ended June 30, 2020, the Company issued 300 shares of common stock as part of a payoff on notes payable and accrued interest. Of the 300 shares issued, 100 shares were issued to a related party for notes payable and accrued interest. (See Note 5 & 6)

Note 5. Notes Payable

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. No payments had been made on the note through June 30, 2020. Accrued interest on the note totaled $769 and $718 at June 30, 2020 and September 30, 2019, respectively.

On November 20, 2017, VIT issued $45,000 in unsecured notes payable to two unrelated individuals. The notes carried a 6% interest rate and were payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $32,000 in cash and issued 200 shares of common stock for the remaining balance on the notes payable of $13,000 and accrued interest of $4,981. The fair value of the 200 shares of stock was $1.40 a share or $280. This resulted in a gain on extinguishment of debt of $17,701.

Notes payable summary:

As of June 30, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$769	10,769	$-	$-	$-
Total Notes Payable	$10,000	$769	$10,769	$-	$-	$-

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$718	10,718	$-	$-	$-
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Total Notes Payable	$10,000	$5,484	$15,484	$45,000	$-	$45,000

Note 6. Related Party Transactions

Accounts Payable, Related Party

During the three and nine months ended June 30, 2020, the Company incurred $30,000 and $90,000, respectively, in contract management services rendered by an affiliate of our CEO. During the three and nine months ended June 30, 2019, the Company incurred $40,000 and $110,000, respectively, in services rendered by the affiliate. As of June 30, 2020 and September 30, 2019, the Company owed $70,000 and $0, respectively, for these services.

Notes Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of June 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,029 to correspond with the funds actually received.. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of June 30, 2020 and September 30, 2019, total balance on the debt was $741,029 and $750,000 and accrued interest of $105,828 and $69,341, respectively.

From 2017 to 2019, a former executive member of VIT, (not considered a related party as of June 30, 2020), loaned VIT a total of $59,900. The notes carried a 6% interest rate and matured through October 2022, on which dates principal and interest payments were due in full. At September 30, 2019, accrued interest on the notes totaled $3,371. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $4,000 in cash and issued 100 shares of common stock for the remaining balance of the notes payable of $55,900 and accrued interest of $3,656. The fair value of the 100 shares of stock was approximately $1.40 a share, or $139. This resulted in a gain on forgiveness of debt of $59,417. Due to the former executive no longer being a related party of the Company on date the note was paid off, the gain was recognized in other income.

Notes payable, related party summary:

As of June 30, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - March 29, 2021	$-		$-	741,029	$105,828	846,857
Total Notes Payable, Related Party	$-	$-	$-	$741,029	$105,828	$846,857

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - March 29, 2021	$-		-	$750,000	$69,341	819,341
Promissory Note - August 20, 2018	6,900	428	7,328	-	-	-
Promissory Note - September 10, 2018	44,000	2,418	46,418	-	-	-
Promissory Note - November 5, 2018	-	-	-	4,000	-	4,000
Promissory Note - November 20, 2018	-	525	525	5,000	-	5,000
Total Notes Payable, Related Party	$50,900	$3,371	$54,271	$759,000	$69,341	$828,341

Note 7. Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. During the three and nine months ended June 30, 2020 and 2019, there was no impairment on royalty contracts. Amortization expense on royalty contracts during the three and nine months ended June 30, 2020 totaled $-0- for both periods presented. Amortization expense on royalty contracts during the three and nine months ended June 30, 2019 totaled $208,334 and $625,000, respectively. Net book value of royalty contract assets at June 30, 2020 and September 30, 2019 totaled $-0-.

Note 8. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. Accrued interest on the note totaled $1,208 at June 30, 2020.

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

EXECUTIVE OVERVIEW

On September 27, 2019, VIT merged with AIG Inc, and its subsidiary AIG Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and is the surviving entity moving forward under the name of Virtual Interactive Technologies Corp (“VIT” or “the Company” or “we”).

VIT finances the development of video game projects to be released on various popular gaming platforms in exchange for a royalty stream on the games. To date, the Company has financed several gaming titles including Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release and Worbital. Collectively these games are distributed world-wide on various gaming platforms including Sony PlayStation, Xbox, Steam and Oculus among others. In addition to financing solutions, VIT offers expertise in development solutions, publishing and marketing video game products and is actively involved in the early stages of VR/AR game development. VIT continues to reinvest its royalty income into growing its royalty contracts and intellectual property in the video game development industry.

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

Results of Operations

The following discussion involves the results of operations for the three and nine months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 over June 30, 2019:

Revenue decreased from $68,869 for the three months ended June 30, 2019 to $34,839 for the three months ended June 30, 2020. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The decrease was the result of lower sales in all five games.

In 2016, the Company began amortizing our investment in royalty contracts for Carmageddon Crashers and Max Damage over a three-year period. During the three months ended June 30, 2020 and 2019, we amortized $0 and $208,334, respectively.

General and Administrative expense for the three months ended June 30, 2020 and 2019 was $71,429 and $70,281, respectively. This represents a 1% increase over the periods.

For the three months ended June 30, 2020, we recorded a loss of $45,419. For the three months ended June 30, 2019, we recorded a loss of $274,867, a decrease of 83%. The decrease of $229,448 was mainly associated with the amortization of our long-term asset, and research and development expense associated with this asset that was incurred during the three months ended June 30, 2019, as well as a decrease in interest expense to $13,211 from $44,879 during the three months ended June 30, 2020 and 2019, respectively, due to the settlement of various notes payable in October 2019.

Nine Months Ended June 30, 2020 over June 30, 2019:

Revenue decreased from $244,010 for the nine months ended June 30, 2019 to $111,821 for the nine months ended June 30, 2020. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The decrease was the result of lower sales in all five games.

In 2016, the Company began amortizing our investment in royalty contracts for Carmageddon Crashers and Max Damage over a three-year period. During the nine months ended June 30, 2020 and 2019 we amortized $0 and $625,000, respectively.

General and Administrative expense for the nine months ended June 30, 2020 and 2019 was $223,842 and $237,541, respectively. This represents a 6% decrease over the periods.

For the nine months ended June 30, 2020, we recorded a loss of $123,559. For the nine months ended June 30, 2019, we recorded a loss of $885,619, a decrease of 86%. The decrease of $762,060 was mainly associated with the $625,000 amortization of our long-term asset, research and development expense associated with this asset that was incurred during the nine months ended June 30, 2019, the recognition of a $77,118 gain on the extinguishment of debt during the nine months ended June 30, 2020, and a reduced interest expense to $36,800 from $135,605 during the nine months ended June 30, 2020 and 2019, respectively, due to the settlement of various notes payable in October 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $30,221. As of September 30, 2019, we had cash and cash equivalents of $36,136. Working capital was $39,770 at June 30, 2020 compared to $153,198 at September 30, 2019. The decrease in working capital of $113,428 was primarily the result of the Company collecting $132,664 on royalty receivables, offset by payments on accounts payable and accrued liabilities of $21,587, offset by increase in accounts payable, related parties of $70,000, payoff of notes payable of $36,000, advances to related parties of $25,000, and payments made on expenses.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the nine months ended June 30, 2020 was $18,890. Net cash used in operating activities for the nine months ended June 30, 2019 was $246,108. The change over the two periods presented of $264,998 was primarily a result of decreases in our net loss of $762,060, amortization of royalty contracts of $625,000, other assets of $4,267, royalty receivable of $237,422, accounts payable of $6,857, accrued interest payable, related parties of $98,834, that was offset by increases in accounts payable related parties of $70,000, accrued interest receivable of $1,208, and accrued interest payable of $266.

Cash Flows from Investing Activities:

Net cash provided by investing activities for the nine months ended June 30, 2020 and June 30, 2019 was $11,195 and $0, respectively. During the nine months ended June 30, 2020, the Company advanced $25,000 to a related party as well as sold its land for $36,195.

Cash Flows from Financing Activities:

Net cash used in financing activities for the nine months ended June 30, 2020 and June 30, 2019 was $36,000 and $10,000, respectively. During the nine months ended June 30, 2020, the Company paid down $32,000 of notes payable and $4,000 of notes payable, related party. During the nine months ended June 30, 2019, the Company paid down notes payable, related party $10,000.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2020.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

