Form 10-K
period 2020-09-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2020-12-29
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2020 was $16,567,215.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of December 28, 2020.

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

On September 27, 2019, Virtual Interactive Technologies Corp merged with Advanced Interactive Gaming Inc, and its subsidiary Advanced Interactive Gaming Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and will be the operating entity moving forward under the name of Virtual Interactive Technologies Corp (“VIT,” “the Company” or “we”).

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

We have a limited operating history and we may not be profitable.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2020, there were approximately 6.8 million shares of common stock outstanding. Significant shares of common stock may be held by our principal shareholders, other Company insiders and other large shareholders.

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

Our articles of incorporation currently authorize the issuance of 20,000,000 shares of our preferred shares, of which 645,612 shares of our preferred shares are issued and outstanding at September 30, 2020. Our board of directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preference, and limitations as may be determined by our board of directors. The rights of holder of common stock will be subject to and may be adversely affected by the rights of any holders of preferred stock that may be issued in the future. Although we presently have no commitments or contracts to issue any shares of preferred stock, authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of our common stock.

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

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We currently lack appropriate segregation of duties over treasury management due to lack of personnel. We expect to revise our procedures during 2021 once we have fully reconstituted our board of directors.

There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

Item 2.	PROPERTIES

The Company subleases the office space used as its corporate headquarters located at 600 17th Street, Suite 2800 South, Denver, CO 80202 for $500 per month on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended September 30, 2019 our common stock was quoted under the symbol “MACR” on the OTC Pink tier operated by OTC Markets Group, Inc. However, prior to July 3, 2019 our common stock had not traded for more than two years. On July 3, 2019, which was during our fiscal fourth quarter, our common stock began trading on the OTC Pink tier. During our fiscal fourth quarter ending September 30, 2019, the price of our common stock traded in a range between $14.00 and $50.00. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, may not represent actual transactions, and reflect the 1:20 reverse split that became effective on November 25, 2019.

In addition to the reverse split, the Company’s name changed from Mascota Resources, Inc. to Virtual Interactive Technologies Corp became effective on November 25, 2019 and our common stock began trading on the OTC Pink tier under the symbol “VRVR” on December 30, 2019.

During our fiscal year ending September 30, 2020, the price of our common stock traded in a range between $1.21 and $10.20. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, may not represent actual transactions.

As of December 28, 2020, we had 6,817,784 outstanding shares of common stock held by 87 shareholders of record.

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

Results of Operations

The following discussion involves the results of operations for the years ended September 30, 2020 and September 30, 2019.

Revenue decreased 23% from $334,394 for the year ended September 30, 2019 to $256,396 for the year ended September 30, 2020. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

The Company continued its research and development in 2020. For the year ended September 30, 2020, we recorded $23,035 in R&D expense versus $208,116 for the year ended September 30, 2019. In 2019, most of the expense was spent on milestone payments for Worbital and Catch & Release. In 2020 we recorded the final payment for Catch & Release.

In 2016, the Company began amortizing our investment in royalty contracts for Carmageddon Crashers and Max Damage over a three-year period. During the years ended September 30, 2020 and 2019 we amortized $0 and $675,000, respectively.

General and Administrative expense for the years ended September 30, 2020 and 2019 was $274,094 and $334,515, respectively. This represents an 18% decrease over the prior year. Most of the expense recorded for both years consisted of contract services for management and operations.

For the year ended September 30, 2019 we recorded a net loss of $1,023,087. For the year ended September 30, 2020, we recorded a net loss of $9,823, a decrease of 99%. The decrease of $1,013,264 was mainly associated with the amortization of our long-term asset, forgiveness of debt and research and development associated with that asset during the year ended September 30, 2019, and decreases of interest expense and contract services in 2020.

Liquidity and Capital Resources

For the year ended September 30, 2020, we had cash and cash equivalents of $36,244, compared to $36,136 for the year ended September 30, 2019. Working capital was $205,941 as of September 30, 2020 compared to $153,198 at September 30, 2019. The increase in working capital was $52,743. The increase in the working capital was impacted by the reverse merger in 2019 as we brought on additional current debt of $60,900, associated interest of $8,855 and accounts payable of $10,006. Other changes were related to 2020 operations of the Company that primarily included increases in notes receivable and related interest of $26,586, offset by a decrease in royalty receivable of $98,498, decrease of $11,630 in notes receivable, related party and other assets, and a decrease in accounts payable of $67,337.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the year ended September 30, 2020 was $24,913 and net cash used in operating activities for the year ended September 30, 2019 was $329,391. The decrease over the two years presented was $354,304.

This was a result of a decrease in our net loss of $1,013,264 over the two years presented. For the year ended September 30, 2020 we recorded non-cash transactions related to gain on settlement of debt of $77,118. Changes in operating activities for the year ended September 30, 2020 included decrease in other assets of $2,660, royalty receivable of $98,498, accounts payable and accrued liabilities of $87,337, and accrued interest payable of $504; offset by increases in accounts payable, related parties of $49,994, accrued interest notes receivable of $1,586, and accrued interest payable, related parties of $50,129.

For the year ended September 30, 2019, we recorded non-cash transactions related to amortization of $625,000 and stock issued for services of $1,200. Changes in operating activities for the year ended September 30, 2019 included decrease in other assets of $4,460, accounts payable, related parties of $40,000; offset by increases in royalty receivable of $91,414, accounts payable and accrued liabilities of $12,178, and accrued interest payable, related parties of $182,272.

Cash Flows from Investing Activities:

Net cash provided by investing activities for the year ended September 30, 2020 and September 30, 2019 was $11,195 and $1,812. As part of the merger transaction between AIG and VIT, the Company recorded an additional $1,812 in cash. In 2020, the Company sold land of $36,195 and advanced money to a related party in the amount of $25,000.

Cash Flows from Financing Activities:

Net cash used in financing activities for the year ended September 30, 2020 and September 30, 2019 was $36,000 and $12,140, respectively. The change of $23,860 was a direct result of proceeds from a note payable and payment to notes payable, related parties in 2020 of $32,000 and $4,000, respectively. In 2019, the Company had redemption of common shares of $22,740, and redemption of preferred stock of $100, offset by proceeds totaling $20,700 received from sales of common stock of our subsidiary and payment to notes payable, related parties of $10,000.

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

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virtual Interactive Technologies Corp.

Denver, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virtual Interactive Technologies Corp. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Farmington, UT
December 29, 2020

Virtual Interactive Technologies Corp.

Consolidated Balance Sheets

As of September 30, 2020 and 2019

	September 30,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,244	$36,136
Royalties receivable	171,096	269,594
Interest receivable	1,586	-
Notes receivable	25,000	-
Notes receivable, related party	-	8,970
Other assets	-	2,660
Total current assets	$233,926	$317,360

Land and improvements	-	36,195
TOTAL ASSETS	$233,926	$353,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,070	$94,407
Accounts payable, related party	9,994	-
Notes payable, related party	-	50,900
Interest payable, related party	-	3,371
Notes payable, current maturities	10,000	10,000
Interest payable	921	5,484
Total current liabilities	27,985	164,162

LONG-TERM LIABILITIES:
Note payable, related party	741,030	759,000
Interest payable, related party	118,263	69,341
Notes payable	-	45,000
Total long-term liabilities	859,293	873,341
Total liabilities	887,278	1,037,503

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,784 and 6,817,484 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	6,817	6,817
Additional paid-in-capital	4,353,430	4,313,011
Accumulated deficit	(5,020,055)	(5,010,232)
Total stockholders’ equity (deficit)	(653,352)	(683,948)
Total liabilities and stockholders’ equity (deficit)	$233,926	$353,555

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Operations

For the Years Ended September 30, 2020 and 2019

	For the Years Ended,
	September 30,	September 30,
	2020	2019

Revenue - royalties	$256,396	$334,394

Operating expenses:
General, administrative and selling	274,094	334,515
Research and development	23,035	208,116
Amortization	-	625,000
Total operating expenses	297,129	1,167,631

Loss before other income (expense)	(40,733)	(833,237)

Other income (expense)
Other income	3,130	-
Gain on settlement of debt	77,118	-
Interest expense	(49,669)	(182,333)
Gain (loss) on foreign currency transactions	331	(7,517)
Total other income (expense)	30,910	(189,850)

Net loss	$(9,823)	$(1,023,087)

Loss per share, basic and fully diluted	$(0.00)	$(0.15)
Weighted average number of shares outstanding,
basic and fully diluted	6,817,784	6,909,240

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2020 and 2019

	Preferred Stock		Preferred Stock				Additional		Total Stockholders’
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, September 30, 2018	-	$-	1,000,000	$11	27,640,000	$276	$2,027,354	$(4,227,145)	$(2,199,504)

Stock issued for notes payable, related party	-	-	499,286	4,993	-	-	2,010,970	-	2,015,963
Stock issued for accrued interest, related party	-	-	96,326	963	-	-	387,974	-	388,937
Recapitalization	50,000	500	(1,000,000)	(11)	(27,297,516)	66	(108,012)	240,000	132,543
Stock issued in reverse merger	-	-	-	-	6,175,000	6,175	(6,175)	-	-
Stock issued for services	-	-	-	-	300,000	300	900	-	1,200
Net loss	-	-	-	-	-	-	-	(1,023,087)	(1,023,087)

Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)
Stock issued for notes payable	-	-	-	-	238	-	333	-	333
Stock issued for accrued interest payable	-	-	-	-	62	-	86	-	86
Forgiveness of accruals, related party	-	-	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	-	-	(9,823)	(9,823)
Balance, September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2020 and 2019

	For the years ended,
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,823)	$(1,023,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	625,000
Stock issued for services	-	1,200
Gain on settlement of debt	(77,118)	-
Changes in operating assets and operating liabilities:
Other assets	2,660	4,460
Royalties receivable	98,498	(91,414)
Accounts payable and accrued liabilities	(87,337)	12,178
Accounts payable, related parties	49,994	(40,000)
Accrued interest note receivable	(1,586)	-
Accrued interest payable, related parties	50,129	182,272
Accrued interest payable	(504)	-
Net cash provided by (used in) operating activities	24,913	(329,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of land	36,195	-
Cash acquired in reverse merger	-	1,812
Advances to related parties	(25,000)	-
Net cash provided by investing activities	11,195	1,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock in subsidiary	-	(22,740)
Redemption of preferred stock in subsidiary	-	(100)
Proceeds from sale of common stock in subsidiary	-	20,700
Payments on notes payable	(32,000)	-
Payments on notes payable, related parties	(4,000)	(10,000)
Net cash used in financing activities	(36,000)	(12,140)

Net change in cash and cash equivalents	108	(339,719)

Cash and cash equivalents, beginning of period	36,136	375,855

Cash and cash equivalents, end of period	$35,199	$36,136

Supplemental disclosure of cash flow information:
Interest paid	$248	$-
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Forgiveness of accruals, related party	$40,000	$-
Stock issued for note payable, related parties	$-	$2,015,963
Stock issued for accrued interest, related parties	$-	$388,937
Stock issued for note payable	$333	$-
Stock issued for accrued interest	$86	$-
Net effect of recapitalization – reverse merger	$-	$132,543

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2020 and 2019

Note 1 – Nature of Business

Nature of Business

Advanced Interactive Gaming, Ltd. (“AIG Ltd”) was incorporated in Bermuda on September 19, 2016, and is in the business of assisting in the development of video games through investments and royalty contracts. AIG Ltd had several royalty contracts with video game development companies during the past three years.

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

Plan of Operations

The Company has incurred losses since its inception, has limited cash on hand at September 30, 2020, and negative equity. The Company’s plan is to grow significantly over the next few years through strategic game development partnerships, through internal game development and through the acquisition of independent game development companies globally.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements herein contain the operations of VIT and its wholly-owned subsidiaries AIG Inc and AIG Ltd (collectively, the “Company”) for the periods ended September 30. 2020 and 2019.

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

The Company’s financial instruments consist of cash, royalties receivable, notes receivable and related accrued interest receivable, accounts payable and accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to the short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2020 or 2019.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of September 30, 2020 or 2019.

Royalty Contracts and Research and Development Costs

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the years ended September 30, 2020 or 2019.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. During the periods ended September 30, 2020 and September 30, 2019, the Company recorded impairment charges on royalty contracts of $0 and $0, respectively.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of September 30, 2020, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of September 30, 2020 and 2019, the Euro account had a balance of $0 and $0 Euros.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the years ended September 30, 2020 and 2019, as all financial statement items were denominated in the US dollar. Gains (losses) from foreign currency transactions during the years ended September 30, 2020 and 2019 totaled $331 and ($7,517), respectively.

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

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of September 30, 2020 and 2019, uninsured deposits in the Bermuda bank totaled $20,649 and $27,612, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

Income Taxes

The Company did not accrue corporate income taxes for AIG Ltd during the year ended September 30, 2019, as it is incorporated in the country of Bermuda where there is no corporate income tax. The Company is subject to US Federal and state income taxes commencing the year ended September 30, 2020 due to its business combinations with two US companies in September 2019.

Deferred taxes for the VIT (Nevada) and AIG Inc (Colorado) are provided on a liability method in accordance with ASC 740, “Income Taxes,” whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax position will more likely than not be sustained by the applicable tax authority and has determined that there are no significant uncertain tax positions.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of September 30, 2020 and 2019, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 and 1,000,000, respectively, shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses.

	September 30, 2020	September 30, 2019
Basic weighted average shares outstanding	6,817,784	6,909,959
If-converted shares, Series B preferred shares	595,612	595,612
Diluted weighted average common shares outstanding	7,413,096	7,505,571

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718, “Stock Compensation.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Account Pronouncements

The Company has evaluated all other recently issued or enacted accounting pronouncements, and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

COVID-19 Uncertainties

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Note 3 - Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. During the years ended September 30, 2020 and 2019, the Company recognized an impairment on royalty contracts in the amount of $0 and $0. Amortization expense on royalty contracts during the years ended September 30, 2020 and 2019 totaled $0 and $625,000, respectively. Net book value of royalty contract assets at September 30, 2020 and 2019 totaled $0 and $0, respectively.

The Company has three major royalty agreements (Customer A, Customer B and Customer C). Customer A represented approximately 30% and 30% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2019. Customer B represented approximately 54% and 48% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2019. Customer C represented approximately 16% and 22% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2019.

Customer A represented approximately 31% and 31% of revenues and royalty receivables as of and for the year ended September 30, 2020. Customer B represented approximately 46% and 14% of revenues and royalty receivables as of and for the year ended September 30, 2020. Customer C represented approximately 22% and 54% of revenues and royalty receivables as of and for the year ended September 30, 2020.

Note 4 – Related Party Transactions

Accounts Payable, Related Party

During the years ended September 30, 2020 and September 30, 2019, the Company incurred $35,000 and $120,000, respectively, in contract management services rendered by an affiliate of our CEO. As of September 30, 2020 and September 30, 2019, the Company owed $0 and $0, respectively, for these services.

During the year ended September 30, 2019 the Company had accrued $40,000 of contract management services payable to our CEO that was forgiven and was written off against additional paid in capital as of September 30, 2020.

During the years ended September 30, 2020 and 2019, the Company incurred $96,000 and $60,000, respectively, in contract management services rendered by an affiliate of our CFO. As of September 30, 2020 and 2019, the Company owed $9,994 and $0, respectively, for these services.

Notes Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of September 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2020 and September 30, 2019, total balance on the debt was $741,030 and $750,000 and accrued interest of $118,263 and $69,341, respectively.

From 2017 to 2019, a former executive member of VIT, (not considered a related party as of September 30, 2020), loaned VIT a total of $59,900. The notes carried a 6% interest rate and matured through October 2022, on which dates principal and interest payments were due in full. At September 30, 2019, accrued interest on the notes totaled $3,371. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $4,000 in cash and issued 100 shares of common stock for the remaining balance of the notes payable of $55,900 and accrued interest of $3,656. The fair value of the 100 shares of stock was approximately $1.40 a share, or $139. This resulted in a gain on forgiveness of debt of $59,417. Due to the former executive no longer being a related party of the Company on date the note was paid off, the gain was recognized in other income.

Notes payable, related party summary:

As of September 30, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - December 31, 2022	$-		$-	741,030	$118,263	859,292
Total Notes Payable, Related Party	$-	$-	$-	$741,030	$118,263	$859,292

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable, Related Party
Promissory Note - December 31, 2022	$-		-	$750,000	$69,341	819,341
Promissory Note - August 20, 2018	6,900	428	7,328	-	-	-
Promissory Note - September 10, 2018	44,000	2,418	46,418	-	-	-
Promissory Note - November 5, 2018	-	-	-	4,000	-	4,000
Promissory Note - November 20, 2018	-	525	525	5,000	-	5,000
Total Notes Payable, Related Party	$50,900	$3,371	$54,271	$759,000	$69,341	$828,341

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

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. No payments had been made on the note through September 30, 2020. Accrued interest on the note totaled $921 and $718 at September 30, 2020 and September 30, 2019, respectively.

Notes payable summary:

As of September 30, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$921	10,921	$-	$-	$-
Total Notes Payable	$10,000	$921	$10,921	$-	$-	$-

As of September 30, 2019

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$718	10,718	$-	$-	$-
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Promissory Note - November 20, 2017	-	2,383	2,383	22,500	-	22,500
Total Notes Payable	$10,000	$5,484	$15,484	$45,000	$-	$45,000

Our future maturities under our debt obligations as of September 30, 2020 are as follows:

	Contract		Less than	More Than
Name	Amount	Term	1 Year	5 Years
Promissory Notes	$10,000	1 - 5	10,000	-

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At September 30, 2020 and 2019, the Company had 6,817,784 and 6,817,484, respectively, shares of common stock issued and outstanding.

During the year ended September 30, 2020, the Company issued 300 shares of common stock as part of a payoff on notes payable and accrued interest. Of the 300 shares issued, 100 shares were issued to a related party for notes payable and accrued interest.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At September 30, 2020 and September 30, 2019, the Company had 50,000 of Series A preferred shares 595,612 shares of preferred B stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible.

Note 7 – Long-Lived Assets

As part of the reverse merger between VIT and AIG Inc (Note 8), the Company acquired a parcel of undeveloped land from VIT in Anchorage, Alaska with a fair market value on the merger date of $36,195. In October 2019, the Company sold the property for $36,195.

Note 8 – Business Combination

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

Note 9. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. Accrued interest on the note totaled $1,586 at September 30, 2020.

Note 10 – Provision for Income Taxes

The Company provides for income taxes under ASC 740,”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

Net deferred tax assets consist of the following components as of:

Period Ended
September 30, 2020
Income tax expense at statutory rate	$2,063
Valuation allowance	(2,063)
Income tax expense per books	$-

Period Ended
September 30, 2020
NOL Carryover	$2,063
Valuation allowance	(2,063)
Net deferred tax asset	$-

As of September 30, 2020, the Company had approximately $2,063 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2039. There were no NOLs generated in tax years prior to September 30, 2019. NOLs generated after September 30, 2019 can be carried forward indefinitely. NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Note 11 - Subsequent Events

On November 20, 2020, the Company invested $7,500 in a Convertible Note from 3GTK, LLC, a Delaware Company developing The Mine Life, a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022, carries a 4% interest rate and is convertible into 1.25% of 3GTK, LLC at the Company’s option.

The Company has evaluated events occurring from September 30, 2020 through the date of the issuance of these financial statements, and noted no additional events requiring disclosure.

Item 9.	changes in and disagreements with accountants on accounting and financial disclsoure.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of September 30,2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	directors, executive officers, and corporate governance.

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
Jason D. Garber	52	Chief Executive Officer, Director
James W. Creamer III	56	Chief Financial Officer, Director
Jerry Lewis	55	Director
Janelle Gladstone	54	Director

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

Janelle Gladstone

Ms. Gladstone was appointed as director of the Company on December 16, 2020.

Prior to joining the Company’s board of directors, Ms. Gladstone spent the majority of her past 37 years in all aspects of the dental industry. In early 2016 Ms. Gladstone made a change to her career goals and obtained her real estate license. For the past five years Ms. Gladstone has been a residential realtor. She has also been involved with a number of businesses, including an electric mountain bike distributor, a PPE and COVID19 test distribution company, and a medical finance company providing financing options to the general public to assist in covering health care expenses. Ms. Gladstone’s passion for growing companies and developing lifelong personal and professional relationships will make her an excellent addition to the board.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Jason D. Garber	2020	35,000	—	—	—	—	—	—	35,000
CEO and Director (1)	2019	120,000	—	—	—	—	—	—	120,000

James W. Creamer	2020	96,000	—	—	—	—	—	—	96,000
CFO, Secretary, Treasurer and Director (2)	2019	60,000	—	1,200	—	—	—	—	61,200

Mark Rodenbeck	2020	—	—	—	—	—	—	—	—
CEO and Director (3)	2019	—	—	—	—	—	—	—	—

(1)	Jason D. Garber has been the CEO of Advanced Interactive Gaming since 2016 and was named CEO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and was paid a $10,000 fee per month in 2019 and receives no benefits. In 2020, Mr. Garber decreased his pay to $35,000 to help the Company conserve cash.
(2)	James W. Creamer III has been the CFO of Advanced Interactive Gaming since 2016 and was named CFO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and is paid a $8,000 fee per month and receives no benefits. On September 27, 2019, Mr. Creamer received a stock grant of 300,000 shares of the Company’s common stock which was valued at $0.004 per share.
(3)	Mark Rodenbeck resigned his position as CEO, Principal Accounting Officer, Secretary and Director of the Company, effective December 31, 2019.

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters.

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

The percentages below are calculated based on 6,8147,484 shares of our common stock and issued and outstanding as of December 28, 2020.

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

Accounts Payable, Related Party

During the years ended September 30, 2020 and September 30, 2019, the Company incurred $35,000 and $120,000, respectively, in contract management services rendered by an affiliate of our CEO. As of September 30, 2020 and September 30, 2019, the Company owed $0 and $0, respectively, for these services.

During the year ended September 30, 2019 the Company had accrued $40,000 of contract management services payable to our CEO that was forgiven and was written off against additional paid in capital as of September 30, 2020.

During the years ended September 30, 2020 and 2019, the Company incurred $96,000 and $60,000, respectively, in contract management services rendered by an affiliate of our CFO. As of September 30, 2020 and 2019, the Company owed $9,994 and $0, respectively, for these services.

Notes Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. During the fiscal year ended September 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2020 and September 30, 2019, total balance on the debt was $741,030 and $750,000 and accrued interest of $118,263 and $69,341, respectively.

From 2017 to 2019, a former executive member of VIT, (not considered a related party as of September 30, 2020), loaned VIT a total of $59,900. The notes carried a 6% interest rate and matured through October 2022, on which dates principal and interest payments were due in full. At September 30, 2019, accrued interest on the notes totaled $3,371. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $4,000 in cash and issued 100 shares of common stock for the remaining balance of the notes payable of $55,900 and accrued interest of $3,656. The fair value of the 100 shares of stock was approximately $1.40 a share, or $139. This resulted in a gain on forgiveness of debt of $59,417. Due to the former executive no longer being a related party of the Company on date the note was paid off, the gain was recognized in other income.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton & Company, PLLC) in connection with the audit of our annual financial statements for the years ended September 30, 2020 and 2019.

Year Ended September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$34,717	$-	$-	$-
2019	$18,000	$-	$-	$-

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December 2020.

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

December 29, 2020	By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer and a Director

December 29, 2020	By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer and a Director

December 29, 2020	By:	/s/ Jerry Lewis
Jerry Lewis,
Director

December 29, 2020	By:	/s/ Janelle Gladstone
Janelle Gladstone,
Director

