Form 10-Q
period 2020-12-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2021-02-16
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end December 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of February 16, 2021.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of December 31, 2020 and September 30, 2020

(UNAUDITED)

	December 31, 2020	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,711	$36,244
Royalties receivable	112,079	171,096
Interest receivable	1,994	1,586
Note receivable	25,000	25,000
Convertible note receivable	7,500	-
Total current assets	$196,284	$233,926

TOTAL ASSETS	$196,284	$233,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,092	$7,070
Accounts payable, related party	500	9,994
Notes payable	10,000	10,000
Interest payable	1,072	921
Total current liabilities	37,664	27,985

LONG-TERM LIABILITIES:
Note payable, related party	741,030	741,030
Interest payable, related party	130,697	118,263
Total liabilities	909,391	887,278

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,784 and 6,817,784 shares issued and outstanding	6,817	6,817
Additional paid-in-capital	4,353,430	4,353,430
Accumulated deficit	(5,079,810)	(5,020,055)
Total stockholders’ equity (deficit)	(713,107)	(653,352)
Total liabilities and stockholders’ equity (deficit)	$196,284	$233,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2020 and 2019

(UNAUDITED)

	For the three months ended,
	December 31, 2020	December 31, 2019

Revenue - royalties	$33,405	$25,044

Operating expenses:
General, administrative and selling	81,697	62,402
Research and development	-	40,000
Total operating expenses	81,697	102,402

Loss from operations	(48,292)	(77,358)

Other income (expense)
Other income	408	1,543
Gain on extinguishment of debt	-	77,118
Interest expense, related party	(12,435)	(11,859)
Interest expense	(151)	(252)
Gain (loss) from foreign currency transactions	715	(478)
Bad debt expense	-	(8,970)
Total other income (expense)	(11,463)	57,102

Net loss	$(59,755)	$(20,256)

Loss per share, basic and fully diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding - basic and fully diluted	6,817,484	6,817,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended December 31, 2020 and 2019

(UNAUDITED)

	Preferred Stock Series A Convertible		Preferred Stock Series B Convertible		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)

Net loss	-	-	-	-	-	-	-	(59,755)	(59,755)

Balance, December 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,079,810)	$(713,107)

	Preferred Stock Series A Convertible		Preferred Stock Series B Convertible		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance at September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

Stock issued for notes payable, related party	-	-	-	-	94	-	131	-	131
Stock issued for accrued interest payable, related party					6	-	8	-	8
Stock issued for notes payable	-	-	-	-	144	-	202	-	202
Stock issued for accrued interest payable					56	-	78	-	78
Net loss	-	-	-	-	-	-	-	(20,256)	(20,256)

Balance, December 31, 2019	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,030,488)	$(703,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended December 31, 2020 and 2019

(UNAUDITED)

	For the three months ended,
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,755)	$(20,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt, related party		(59,417)
Gain on extinguishment of debt	-	(17,701)
Bad debt expense	-	8,970
Changes in operating assets and operating liabilities:
Other assets	-	2,761
Interest receivable	(408)	-
Royalty receivable	59,017	132,496
Accounts payable and accrued liabilities	19,022	(2,628)
Accounts payable, related parties	(9,494)	20,000
Accrued interest payable, related parties	12,434	12,144
Accrued interest payable	151	(33)
Net cash provided by operating activities	20,967	76,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land	-	36,195
Advances for convertible note receivable	(7,500)
Advances for note receivable	-	(25,000)
Net cash (used in) provided by investing activities	(7,500)	11,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to notes payable	-	(32,000)
Payment to notes payable, related parties	-	(4,000)
Net cash used in financing activities	-	(36,000)

Net change in cash and cash equivalents	13,467	51,531

Cash and cash equivalents, beginning of period	36,244	36,136

Cash and cash equivalents, end of period	$49,711	$87,667

Supplemental disclosure of cash flow information:
Interest paid	$-	$248
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Stock issued for note payable, related parties	$-	$131
Stock issued for accrued interest, related parties	$-	$8
Stock issued for note payable	$-	$202
Stock issued for accrued interest	$-	$78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended

December 31, 2020

Note 1. Basis of Presentation

While the information presented in the accompanying December 31, 2020 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2020 audited financial statements (and notes thereto). Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that can be expected for the year ending September 30, 2021.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or September 30, 2020.

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

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of December 31, 2020 or September 30, 2020.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of December 31, 2020 and September 30, 2020, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of December 31, 2020 and September 30, 2020, the Euro account had a balance of $-0-.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the three months ended December 31, 2020 and 2019, as all financial statement items were denominated in the US dollar. Gains and losses from foreign currency transactions during the three months ended December 31, 2020 and 2019 totaled $715 gain and $478 loss, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of December 31, 2020 and September 30, 2020, uninsured deposits in the Bermuda bank totaled $20,616 and $0, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of December 31, 2020, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At December 31, 2020 and September 30, 2020, the Company had 50,000 shares of Series A preferred stock and 595,612 shares of Series B preferred stock issued and outstanding. The holders of the Series B preferred stock are entitled to dividends (which are not guaranteed), carry one vote per share, and are convertible into common stock on a 1:1 basis at the option of the holder. The 50,000 shares of Series A preferred stock currently outstanding are not convertible.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At December 31, 2020 and September 30, 2020, the Company had 6,817,784 shares of common stock issued and outstanding.

Note 4. Note Payable

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. The Company is negotiating new terms on this note. As of December 31, 2020 and September 30, 2020 the notes balance was $10,000. As of December 31, 2020 and September 30, 2020, the accrued interest on the note totaled $1,072 and $921, respectively.

Note 5. Related Party Transactions

During the periods ended December 31, 2020 and September 30, 2020, the Company incurred $0 and $35,000, respectively, in contract management services rendered by an affiliate of our CEO. As of December 31, 2020 and September 30, 2020, accounts payable to related parties totaled $500 and $9,994, respectively.

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of September 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of December 31, 2020 and September 30, 2020, total balance on the debt was $741,030 and accrued interest totaled $130,697 and $118,263, respectively.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of December 31, 2020 and September 30, 2020, accrued interest was $1,969 and $1,586, respectively.

Note 7. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from and unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022. The note carries an interest rate of 4% per annum and is convertible into 1.25% of the entity’s stock at the Company’s option. As of December 31, 2020, accrued interest was $25.

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

Results of Operations

The following discussion involves the results of operations for the three months ended December 31, 2020 and December 31, 2019.

Revenue increased from $25,044 for the three months ended December 31, 2019 to $33,405 for the three months ended December 31, 2020. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

General and Administrative expense for the three months ended December 31, 2020 and 2019 was $81,697 and $62,402, respectively. This represents a 31% increase over the periods. This increase was due to fees incurred for professional services.

For the three months ended December 31, 2019 we recorded a loss of $20,256. For the three months ended December 31, 2020, we recorded a loss of $59,755, an increase of 195%. The increase in loss of $39,499 was mainly associated with the recognition of a gain on the extinguishment of debt offset by fees paid for research and development during the three months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $49,711. As of September 30, 2020, we had cash and cash equivalents of $36,244. Working capital was $158,620 as of December 31, 2020 compared to $205,941 at September 30, 2020. The decrease in working capital of $47,321 was primarily the result of the Company collecting $59,017 on royalty receivables, offset by payments on accounts payable and accrued liabilities of $19,022, accounts payable-related parties of $9,494, and notes receivable of $7,500.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the three months ended December 31, 2020 and December 31, 2019 was $20,967 and $76,336, respectively. The change over the two periods presented was $55,369. This was primarily a result of an increase in our net loss of $39,499 over the two periods presented.

Changes in operating activities for the three months ended December 31, 2020 included increases in accounts payable and accrued liabilities of $19,022, and accrued interest notes receivable of $408, accrued interest payable, related parties of $12,434, accrued interest payable of $152; offset by decreases in royalty receivable of $59,017, and accounts payable, related parties of $9,494.

For the three months ended December 31, 2019 we recorded non-cash transactions of $68,148. Changes in operating activities for the three months ended December 31, 2019 included increases in accounts payable related parties of $20,000, and accrued interest payable, related parties of $12,144; offset by decreases in other assets of $2,761, royalty receivable of $132,496, accounts payable and accrued liabilities of $2,628, and accrued interest payable of $33.

Cash Flows from Investing Activities:

Net cash used in investing activities for the three months ended December 31, 2020 was $7,500. Net cash provided by investing activities for the three months ended December 31, 2019 was $11,195. During the three months ended December 31, 2020, the Company advanced money in the form of a convertible note receivable in the amount of $7,500. During the three months ended December 31, 2019, the Company advanced $25,000 to a related party as well as sold its land for $36,195.

Cash Flows from Financing Activities:

Net cash used in financing activities for the three months ended December 31, 2020 and December 31, 2019 was $0 and $36,000, respectively. During the three months ended December 31, 2019, the Company paid down $32,000 of notes payable and $4,000 notes payable, related party.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February 2021.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

