Form 10-Q
period 2021-03-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2021-05-17
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,817,784 shares of common stock as of May 14, 2021.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2021 and September 30, 2020

(UNAUDITED)

	March 31,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,008	$36,244
Royalties receivable	131,092	171,096
Interest receivable	2,438	1,586
Notes receivable	25,000	25,000
Convertible note receivable	7,500	-
Total current assets	$199,038	$233,926

TOTAL ASSETS	$199,038	$233,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,100	$7,070
Accounts payable, related party	8,500	9,994
Notes payable	10,000	10,000
Interest payable	1,220	921
Total current liabilities	23,820	27,985

LONG-TERM LIABILITIES:
Note payable, related party	741,030	741,030
Interest payable, related party	142,862	118,263
Total liabilities	907,712	887,278

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,817,784 shares issued and outstanding	6,817	6,817
Additional paid-in-capital	4,353,430	4,353,430
Accumulated deficit	(5,075,377)	(5,020,055)
Total stockholders’ equity (deficit)	(708,674)	(653,352)
Total liabilities and stockholders’ equity (deficit)	$199,038	$233,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2021 and 2020

(UNAUDITED)

	For the three months ended,		For the six months ended,
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

Revenue - royalties	$61,726	$51,938	$95,131	$76,982

Operating expenses:
General, administrative and selling	45,334	90,011	127,031	152,413
Research and development	-	8,905	-	48,906
Total operating expenses	45,334	98,916	127,031	201,319

Income (loss) from operations	16,392	(46,978)	(31,900)	(124,337)

Other income (expense)
Other income	443	830	851	2,373
Gain on extinguishment of debt	-	-	-	77,118
Interest expense, related party	(12,164)	(11,730)	(24,599)	(23,589)
Interest expense	(148)	(150)	(299)	(402)
Bad debt expense	-	-	-	(8,970)
Gain (loss) from foreign currency transactions	(90)	144	625	(333)
Total other income (expense)	(11,959)	(10,906)	(23,422)	46,197

Net income (loss)	$4,433	$(57,884)	$(55,322)	$(78,140)

Income (loss) per share attributable to common shareholders - Basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding
Basic	6,817,784	6,817,784	6,817,784	6,817,786
Diluted	7,413,396	6,817,784	6,817,784	6,817,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(UNAUDITED)

For the three months ended March 31, 2021

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,079,810)	$(713,107)

Net income	-	-	-	-	-	-	-	4,433	4,433

Balance, March 31, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,075,377)	$(708,674)

For the three months ended March 31, 2020

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2019	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,030,488)	$(703,785)

Net loss	-	-	-	-	-	-	-	(57,884)	(57,884)

Balance, March 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,088,372)	$(761,669)

For the six months ended March 31, 2021

									Total
	Preferred Stock		Preferred Stock				Additional		Stockholders’
	Series A Convertible		Series B Convertible		Common Stock		Paid-In Capital	Accumulated	Equity (Deficit)
Balance, September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)

Net loss	-	-	-	-	-	-	-	(55,322)	(55,322)

Balance, March 31, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,075,377)	$(708,674)

For the six months ended March 31, 2020

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

Stock issued for notes payable, related party	-	-	-	-	94	-	131	-	131
Stock issued for accrued interest payable, related party	-	-	-	-	6	-	8	-	8
Stock issued for notes payable	-	-	-	-	144	-	202	-	202
Stock issued for accrued interest payable	-	-	-	-	56	-	78	-	78

Net loss	-	-	-	-	-	-	-	(78,140)	(78,140)

Balance, March 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,088,372)	$(761,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended March 31, 2021 and 2020

(UNAUDITED)

	For the six months ended,
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,322)	$(78,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	-	(77,118)
Bad debt expense	-	8,970
Changes in operating assets and operating liabilities:
Other assets	-	2,660
Royalty receivable	40,004	125,895
Accounts payable and accrued liabilities	(2,970)	(22,902)
Accounts payable, related parties	(1,494)	40,000
Accrued interest note receivable	(852)	(830)
Accrued interest payable, related parties	24,599	23,874
Accrued interest payable	299	117
Net cash provided by operating activities	4,264	22,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of land	-	36,195
Advances to non-related party	(7,500)	-
Advances to related parties	-	(25,000)
Net cash (used in) provided by investing activities	(7,500)	11,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to notes payable	-	(32,000)
Payment to notes payable, related parties	-	(4,000)
Net cash used in financing activities	-	(36,000)

Net change in cash and cash equivalents	(3,236)	(2,279)

Cash and cash equivalents, beginning of period	36,244	36,136

Cash and cash equivalents, end of period	$33,008	$33,857

Supplemental disclosure of cash flow information:
Interest paid	$-	$248
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Stock issued for note payable, related parties	$-	$131
Stock issued for accrued interest, related parties	$-	$8
Stock issued for note payable	$-	$202
Stock issued for accrued interest	$-	$78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended

March 31, 2021

Note 1. Basis of Presentation and Consolidation

While the information presented in the accompanying March 31, 2021 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2020 audited financial statements (and notes thereto). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending September 30, 2021.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 or September 30, 2020.

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

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of March 31, 2021 or September 30, 2020.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of March 31, 2021 and September 30, 2020, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses for the three months ended March 31, 2020 and for the six months ended March 31, 2021 and March 31, 2020.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of March 31, 2021 and September 30, 2020, the Euro account had a balance of $-0-.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other expense in the period of settlement. No AOCI items were present during the three months ended March 31, 2021 and 2020, as all financial statement items were denominated in the US dollar. Gains and losses from foreign currency transactions during the three months ended March 31, 2021 and 2020 totaled $90 loss and $144 gain, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of March 31, 2021 and September 30, 2020, uninsured deposits in the Bermuda bank totaled $20,583 and $20,649, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

Revenue Recognition

The Company follows guidance contained in ASC 606, “Revenue Recognition.” The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 outlines the following five-step revenue recognition model (along with other guidance impacted by this standard): (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; (5) recognize revenue when or as the entity satisfies a performance obligation.

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of March 31, 2021, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At March 31, 2021 and September 30, 2020, the Company had 50,000 shares of Series A preferred stock and 595,612 shares of Series B preferred stock issued and outstanding. The holders of the Series B preferred stock are entitled to dividends (which are not guaranteed), carry one vote per share, and are convertible into common stock on a 1:1 basis at the option of the holder. The 50,000 shares of Series A preferred stock currently outstanding are not convertible. To date, no dividends have been declared.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At March 31, 2021 and September 30, 2020, the Company had 6,817,784 shares of common stock issued and outstanding.

Note 4. Note Payable

On March 20, 2019, an unrelated individual loaned VIT $10,000. The note carries 6% interest rate and is payable March 20, 2020. The Company is negotiating new terms on this note. As of March 31, 2021 and September 30, 2020 the notes balance was $10,000. As of March 31, 2021 and September 30, 2020, the accrued interest on the note totaled $1,220 and $921, respectively.

Note 5. Related Party Transactions

During the three and six months ended March 31, 2021 the Company incurred $0 and $0, respectively, in contract management services rendered by an affiliate of our CEO. During the three and six months ended March 31, 2020 the Company incurred $30,000 and $60,000, respectively, in contract management services rendered by an affiliate of our CEO. As of March 31, 2021 and September 30, 2020, the Company owed $0 and $35,000, respectively, for these services.

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2020. As of September 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of March 31, 2021 and September 30, 2020, total balance on the debt was $741,030 and accrued interest totaled $142,862 and $118,263, respectively.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of March 31, 2021 and September 30, 2020, accrued interest was $2,334 and $1,586, respectively.

Note 7. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from an unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022. The note carries an interest rate of 4% per annum and is convertible into 1.25% of the entity’s stock at the Company’s option. As of March 31, 2021, accrued interest was $104.

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

Results of Operations

The following discussion involves the results of operations for the three and six months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 over March 31, 2020:

Revenue increased from $51,938 for the three months ended March 31, 2020 to $61,726 for the three months ended March 31, 2021. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The increase was the result of increased sales in all five games.

Operating expense for the three months ended March 31, 2021 and 2020 was $45,334 and $98,916, respectively. This decrease is due to a significant decrease in general and administrative expenses, primarily attributable to the professional fees incurred in 2020 related to the merger that occurred at the end of the year ended September 31, 2019. In addition, the Company did not incur any research and development costs during the three months ended March 31, 2021.

For the three months ended March 31, 2021 and March 31, 2020, we recorded a total Other Expense of $11,958 and $10,906, respectively. The primary expense for both periods presented is interest expense, related party.

For the three months ended March 31, 2021, we recorded a profit of $4,433. For the three months ended March 31, 2020, we recorded a loss of $57,884. The increase of $62,317 was mainly associated with the increase in royalty revenue and decrease in contract outside services.

Six Months Ended March 31, 2021 over March 31, 2020:

Revenue increased from $76,982 for the six months ended March 31, 2020 to $95,131 for the six months ended March 31, 2021. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. The increase was the result of increased sales in all five games.

General and Administrative expense for the six months ended March 31, 2021 and 2020 was $127,031 and $152,413, respectively. Decrease in expense is due to decrease in professional services incurred during 2021, as the Company did not engage in any business combinations during the 2021 period as they had done in the 2020 period.

Research and development expenses for the six months ended March 31, 2021 and 2020 was $0 and $48,906, respectively. In 2021 the Company did not invest in new game development but our continued strategy is to continue to invest in new game development through partnerships and royalty contracts.

For the six months ended March 31, 2021 and March 31, 2020, we incurred net non-operating expenses of $23,422 and net operating income of $46,197, respectively. The difference of $69,89 is mainly due to the gain on extinguishment of debt recorded in offset by the bad debt expense of $8,970 for the six months ended March 31, 2020 that were non recurring items (no such expense or income in 2021).

For the six months ended March 31, 2021 we recorded a loss of $55,322. For the six months ended March 31, 2020, we recorded a loss of $78,140, a decrease of 29%. The decrease of $22,818 was mainly associated with increased revenue in 2021 and decreased research and development costs as there were no games in development during the six months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $33,008. As of September 30, 2020, we had cash and cash equivalents of $36,244. Working capital was $175,218 at March 31, 2021 compared to $205,941 at September 30, 2020. The decrease in working capital of $30,723 was primarily the result of the Company collecting $40,004 on royalty receivables, offset by payments on accounts payable, related party of $1,494, and accounts payable and accrued liabilities of $2,970, offset by increases in interest payable of $24,898, advances to related parties of $7,500, and interest on notes receivable of $852.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the six months ended March 31, 2021 and March 31, 2020 was $4,264 and $22,526, respectively. The change over the two periods presented was $18,262. This was primarily a result of a decrease in our net loss of $22,818 over the two periods presented.

Changes in operating activities for the six months ended March 31, 2021 included increases in accrued interest notes receivable of $852, accrued interest payable, related parties of $24,599, accrued interest payable of $299; offset by decreases in accounts payable and accrued liabilities of $2,970, royalty receivable of $40,004, and accounts payable, related parties of $1,494.

For the six months ended March 31, 2020 we recorded non-cash transactions of $68,148. Changes in operating activities for the six months ended March 31, 2020 included increases in accounts payable related parties of $40,000, and accrued interest payable, related parties of $23,874, accrued interest payable of $117 and interest receivable of $830; offset by decreases in other assets of $2,660, royalty receivable of $125,895, and accounts payable and accrued liabilities of $22,902.

Cash Flows from Investing Activities:

Net cash used in investing activities for the six months ended March 31, 2021 was $7,500. Net cash provided by investing activities for the six months ended March 31, 2020 was $11,195. During the six months ended March 31, 2021, the Company advanced money in the form of a convertible note receivable in the amount of $7,500. During the six months ended March 31, 2020, the Company advanced $25,000 to a related party as well as sold its land for $36,195.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2021 and March 31, 2020 was $0 and $36,000, respectively. During the six months ended March 31, 2020, the Company paid down $32,000 of notes payable and $4,000 notes payable, related party.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of May 2021.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ Janelle Gladstone
Janelle Gladstone
Principal Financial and Accounting Officer

