Form 10-K
period 2021-09-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2022-01-12
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended September 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2021 was $22,157,798.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 6,960,284 shares of common stock as of January 10, 2022.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

FORM 10-K

For the Year ended September 30, 2021

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

On September 27, 2019, Virtual Interactive Technologies Corp merged with Advanced Interactive Gaming Inc, and its subsidiary Advanced Interactive Gaming Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and will be the operating entity moving forward under the name of Virtual Interactive Technologies Corp (“VRVR,” “the Company” or “we”)

VRVR finances the development of video game projects to be released on various popular gaming platforms in exchange for a royalty stream on the games. To date the Company has financed several gaming titles including Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release and Worbital. Collectively these games are distributed world-wide on various gaming platforms including Sony PlayStation, Xbox, Steam and Oculus among others. In addition to financing solutions, VRVR offers expertise in development solutions, publishing and marketing video game products and is actively involved in the early stages of VR/AR game development. VRVR continues to reinvest its royalty income into growing its royalty contracts and intellectual property in the video game development industry.

The Company’s strategy moving forward is to continue to invest in new game development through partnerships and royalty contracts. Management believes that there is significant opportunity in VR games given the relatively early stage in the product cycle and the growing need for content to support VR hardware sales. While the Company has historically participated mostly in the PC and console market, it will continue to explore addition opportunities in the gaming space as they present themselves. In addition, the VRVR may explore strategic alliances and acquisitions in order to expand its business.

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

Generally, the video game hardware platforms are divided into mobile gaming on smartphones, PC/laptop gaming and consoles. It is estimated that in 2018, mobile gaming generated approximately $63.2 billion in revenues whereas the PC/laptop market generated approximately $33.5 billion in revenues and console gaming generated approximately $38 billion in revenues. Virtual reality games (“VR”) is still in its relative infancy and mostly in the PC/laptop and console venues but is expected to grow substantially as hardware continues to improve, becomes more affordable and becomes more prolific among mobile gamers. In addition, VR content is still in its relative infancy, which could provide an opportunity for content providers in the coming years.

Mobile gaming has seen the largest growth over the other hardware platforms, largely driven by affordability of the devices and availability of content. The largest growing trend within the mobile gaming market has been the free-to-play model whereby monetization comes from in-game purchases. Mobile gaming has its largest footprint in Southeast Asia where mobile devices have seen substantial proliferation over the last decade, whereas console gaming has its largest footprints in North America and Europe where disposable income is higher than other regions of the world.

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

Employees

At this time, we have no full time or part time employees. Jason Garber is our current CEO and Director and acts as a contract employee. Janelle Gladstone is our current CFO and Director and acts as a contract employee. The Company has three other contractors it utilizes for accounting and operations.

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

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. On September 30, 2021 and 2020, the Company had 6,900,284 and 6,817,784 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. On September 30, 2021, and September 30, 2020, the Company had 50,000 of Series A preferred shares 595,612 shares of preferred B stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible, whereas the Series B preferred shares are convertible to common stock on a one-for-one basis.

Our common stock trades on OTC Pink tier under the symbol “VRVR”. The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
December 31, 2020	$2.50	$1.75
March 31, 2021	$3.25	$1.40
June 30, 2021	$3.24	$2.25
September 30, 2021	$2.80	$2.50

December 31, 2019	$10.20	$1.21
March 31, 2020	$2.50	$2.35
June 30, 2020	$2.51	$1.50
September 30, 2020	$2.60	$1.75

As of December 31, 2021, the closing price of the Company’s common stock was $2.56 per share. As of January 10, 2022, there were 6,960,284 shares of common stock outstanding held by 87 stockholders of record.

Transfer Agent

The stock transfer agent for our securities is Mountain Share Transfer of Atlanta, Georgia. Their address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339. Their phone number is (404) 4743110.

Dividends

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of the Company’s sales of unregistered equity securities:

On September 23, 2021, the Company issued 82,500 shares of common stock valued at $165,000 as a commitment fee related to a note payable. The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note commencing October 1, 2021.

On December 3, 2021, the Company issued shares to two of our Directors for Director compensation. Jerry Lewis received 35,000 shares and Janelle Gladstone received 25,000 shares. The closing price of our common stock on the grant date was $1.55 per share, and an expense of $93,000 was recorded for the issuance of these shares.

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

EXECUTIVE OVERVIEW

On September 27, 2019, Virtual Interactive Technologies Corp merged with Advanced Interactive Gaming Inc, and its subsidiary Advanced Interactive Gaming Ltd. (collectively “Advanced Interactive Gaming” or “AIG”), through a reverse merger transaction. Advanced Interactive Gaming was founded in 2016 to provide financing solutions for independent video game developers globally. Advanced Interactive Gaming was deemed to be the accounting acquirer of the transaction and will be the operating entity moving forward under the name of Virtual Interactive Technologies Corp (“VRVR” or “the Company” or “we”)

VRVR finances the development of video game projects to be released on various popular gaming platforms in exchange for a royalty stream on the games. To date the Company financed several gaming titles including Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release and Worbital. Collectively these games are distributed world-wide on various gaming platforms including Sony PlayStation, Xbox, Steam and Oculus among others. In addition to financing solutions, VRVR offers expertise in development solutions, publishing and marketing video game products and is actively involved in the early stages of VR/AR game development. VRVR continues to reinvest its royalty income into growing its royalty contracts and intellectual property in the video game development industry.

The Company’s strategy moving forward is to continue to invest in new game development through partnerships and royalty contracts. Management believes that there is significant opportunity in VR games given the relatively early stage in the product cycle and the growing need for content to support VR hardware sales. While the Company has historically participated mostly in the PC, console and mobile market, it will continue to explore addition opportunities in the gaming space as they present themselves. In addition, the VRVR may explore strategic alliances and acquisitions in order to expand its business.

Results of Operations

The following discussion involves the results of operations for the years ended September 30, 2021 and 2020.

Revenue decreased 24% from $256,396 for the year ended September 30, 2020 to $194,350 for the year ended September 30, 2021. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

The Company continued its research and development in 2020 but not in 2021. For the year ended September 30, 2020, we recorded $23,035 in R&D expense versus $-0- for the year ended September 30, 2021. In 2020 we recorded the final payment for Catch & Release.

General and Administrative expense for the years ended September 30, 2021 and 2020 was $265,027 and $274,094, respectively. This represents a 3.3% decrease over the years. Most of the expense recorded for both years consisted of contract services for management and operations.

For the years ended September 30, 2021 and 2020, we recorded a loss of $119,021 and $9,823, respectively. The increase of $109,198 was mainly associated with the decrease in revenue and operating expenses in 2021 offset by a gain on extinguishment of debt of $77,118 in 2020.

Liquidity and Capital Resources

For the year ended September 30, 2021, we had cash and cash equivalents of $251,064, compared to $36,244 for the year ended September 30, 2020. Working capital was $293,754 as of September 30, 2021 compared to $205,941 at September 30, 2020. The increase in working capital was $87,813. The increase in the working capital was impacted by the increases in additional current debt of $52,375 and associated interest of $1,170. Other changes were related to the normal operations of the Company that primarily included increases in convertible note receivable interest of $1,754 and accounts payable of $29,944, offset by decreases in royalties receivable of $55,266, and $9,994 in accounts payable, related parties.

Cash Flows from Operating Activities:

Net cash provided by operating activities for the year ended September 30, 2021 and 2020 was $4,945 and $24,913, respectively. The decrease over the two years presented of $19,968 was a result of decreases in our gain on extinguishment of debt of $77,118, royalty receivable of $43,232, accounts payable and accrued liabilities of $117,281, interest payable of $1,674, other assets of $2,660 and interest receivable of $168 that was offset by increases in accounts payable, related parties of $59,988, and interest payable, related parties of $795.

Cash Flows from Investing Activities:

Net cash used in investing activities for the year ended September 30, 2021 was $7,500. Net cash provided by investing activities for the year ended September 30, 2020 was $11,195. In 2021 the Company advanced money of $7,500 to an unrelated party. In 2020, the Company sold land for proceeds of $36,195 and advanced money to an unrelated party in the amount of $25,000.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the year ended September 30, 2021 was $217,375. Net cash used in financing activities for the year ended September 30, 2020 was $36,000. The change of $253,375 was a direct result of $217,375 in proceeds from a note payable during 2021, and payments on notes payable and notes payable, related parties in 2020 of $32,000 and $4,000, respectively.

On September 23, 2021, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $204,300, $13,075 paid to other contract services, and an original issue discount of $17,625. This discount will be amortized over the life of the note commencing October 1, 2021. The note carries a 12.5% annual interest rate and matures on March 23, 2022.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virtual Interactive Technologies Corp.

Denver, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virtual Interactive Technologies Corp. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses and a significant accumulated deficit. The Company has contractual obligations, such as commitments for repayment of accounts payable, accrued liabilities, and notes payable (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through reinvesting royalties revenues into the development of additional video games, thereby enhancing its video game portfolio and increasing revenues; managing expenditures; obtaining debt financing from related and unrelated parties; and issuing capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to increase revenues or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to increase revenues, manage expenditures, access funding from the capital market, and obtain debt financing. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, evaluating the probability that the Company will be able to: (i) increase revenues, (ii) access funding from the capital market, (iii) manage expenditures, and (iv) obtain debt financing.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2019.
Farmington, UT
January 12, 2022

Virtual Interactive Technologies Corp.

Consolidated Balance Sheets

As of September 30, 2021 and 2020

	September 30,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,064	$36,244
Royalties receivable	115,830	171,096
Interest receivable	3,340	1,586
Note receivable	25,000	25,000
Total current assets	$395,234	$233,926

Convertible note receivable	7,500	-

TOTAL ASSETS	$402,734	$233,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$37,014	$7,070
Accounts payable, related party	-	9,994
Notes payable, net of discounts	62,375	10,000
Interest payable	2,091	921
Total current liabilities	101,480	27,985

LONG-TERM LIABILITIES:
Note payable, related party	741,030	741,030
Interest payable, related party	167,597	118,263

Total long-term liabilities	908,627	859,293
Total liabilities	1,010,107	887,278

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,900,284 and 6,817,784 shares issued and outstanding as of September 30, 2021 and 2020	6,900	6,817
Additional paid-in-capital	4,518,347	4,353,430
Accumulated deficit	(5,139,076)	(5,020,055)
Total stockholders’ equity (deficit)	(607,373)	(653,352)
Total liabilities and stockholders’ equity (deficit)	$402,734	$233,926

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Operations

For the Years Ended September 30, 2021 and 2020

	For the Years Ended,
	September 30,	September 30,
	2021	2020

Revenue - royalties	$194,350	$256,396

Operating expenses:
General, administrative and selling	265,027	274,094
Research and development	-	23,035

Total operating expenses	265,027	297,129

Loss from operations	(70,677)	(40,733)

Other income (expense)
Other income	1,754	3,130
Gain on extinguishment of debt	-	77,118
Interest expense, related party	(49,335)	(49,669)
Interest expense	(1,171)	-
Gain (loss) from foreign currency transactions	408	331
Total other income (expense)	(48,344)	30,910

Net loss	$(119,021)	$(9,823)

Loss per share, basic and fully diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and fully diluted	6,819,518	6,817,784

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2021 and 2020

	Preferred Stock		Preferred Stock						Total
	Series A Convertible		Series B Convertible		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, September 30, 2019	50,000	$500	595,612	$5,956	6,817,484	$6,817	$4,313,011	$(5,010,232)	$(683,948)

Stock issued for notes payable	-	-	-	-	238	-	333	-	333
Stock issued for accrued interest payable	-	-	-	-	62	-	86	-	86
Forgiveness of accruals, related party							40,000		40,000
Net loss	-	-	-	-	-	-	-	(9,823)	(9,823)

Balance, September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)
Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	164,917	-	165,000
Net loss	-	-	-	-	-	-	-	(119,021)	(119,021)
Balance, September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	$(5,139,076)	$(607,373)

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2021 and 2020

	For the years ended,
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,021)	$(9,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	-	(77,118)
Changes in operating assets and operating liabilities:
Other assets	-	2,660
Royalty receivable	55,266	98,498
Accounts payable and accrued liabilities	29,944	(87,337)
Accounts payable, related party	(9,994)	49,994
Interest receivable	(1,754)	(1,586)
Interest payable, related parties	49,334	50,129
Interest payable	1,170	(504)
Net cash provided by operating activities	4,945	24,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of land	-	36,195
Advance on convertible note receivable	(7,500)	-
Advance on note receivable	-	(25,000)
Net cash provided by (used in) investing activities	(7,500)	11,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	217,375	-
Payment on notes payable	-	(32,000)
Payment on notes payable, related parties	-	(4,000)
Net cash provided by (used in) financing activities	217,375	(36,000)

Net change in cash and cash equivalents	214,820	108

Cash and cash equivalents, beginning of period	36,244	36,136

Cash and cash equivalents, end of period	$251,064	$36,244

Supplemental disclosure of cash flow information:
Interest paid	$-	$248
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Forgiveness of accruals, related party	$-	$40,000
Stock issued for commitment fee debt discount on note payable	$165,000	$-
Original issue debt discount on note payable	$17,625	$-
Stock issued for note payable	$-	$333
Stock issued for accrued interest	$-	$86

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2021 and 2020

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

Virtual Interactive Technologies Corp. (f/k/a Mascota Resources, Corp.) was incorporated in the State of Nevada on November 3, 2011. On September 25, 2019, Mascota Resources, Corp. effected a name change to Virtual Interactive Technologies Corp. (“VRVR”), and a 20:1 reverse stock split applicable to all existing VRVR shareholders of record. The effects of the split have been retroactively applied to all periods presented.

On September 27, 2019, AIG Inc effected a reverse recapitalization via a share exchange agreement with VRVR, resulting in AIG Inc becoming a wholly-owned subsidiary of VRVR.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has not established profitable operations and has incurred significant losses since its inception. The Company’s plan is to grow significantly over the next few years through strategic game development partnerships, through internal game development and through the acquisition of independent game development companies globally.

The Company has taken much of the cash flow from its first royalty agreement and has invested in royalty agreements for the development of several other video games. By continuing to reinvest these royalties into agreements to develop new games, along with actively managing corporate overhead, management’s plan is to substantially increase its video game royalty portfolio and cash flow over the next several years. The Company intends to continue to grow its game portfolio over the next several years, focusing on console games, virtual reality games and mobile games.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or debt financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or debt financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements herein contain the operations of VRVR and its wholly-owned subsidiaries AIG Inc and AIG Ltd (collectively, the “Company”) as of and for the years ended September 30, 2021 and 2020.

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

The Company’s consolidated financial instruments consist of cash, royalties receivable, note receivable, convertible note receivable, interest receivable, accounts payable and accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to the stated face values and short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021 or 2020.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of September 30, 2021 or 2020.

Royalty Contracts and Research and Development Costs

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the years ended September 30, 2021 or 2020.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Impairment loss on long-lived assets for the years ended September 30, 2021 and 2020 was $0 and $0, respectively.

Revenue Recognition

The Company follows the guidance contained in ASC 606, “Revenue Recognition.” The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 outlines the following five-step revenue recognition model (along with other guidance impacted by this standard): (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; (5) recognize revenue when or as the entity satisfies a performance obligation.

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of September 30, 2021, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of September 30, 2021 and 2020, the Euro account had a balance of $0 and $0 Euros respectively.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the years ended September 30, 2021 and 2020, as all financial statement items were denominated in the US dollar. Gains from foreign currency transactions during the years ended September 30, 2021 and 2020 totaled $408 and $331, respectively.

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

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of September 30, 2021 and 2020, uninsured deposits in the Bermuda bank totaled $20,517 and $20,649, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

Income Taxes

The Company did not accrue corporate income taxes for AIG Ltd, as it is incorporated in the country of Bermuda where there is no corporate income tax. The Company has been subject to US Federal and state income taxes commencing the year ended September 30, 2020, due to its business combinations with two US companies.

Deferred taxes for the VRVR (Nevada) and AIG Inc (Colorado) are provided on a liability method in accordance with ASC 740, “Income Taxes,” whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax position will more likely than not be sustained by the applicable tax authority and has determined that there are no significant uncertain tax positions.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of September 30, 2021 and 2020, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 and 595,612, respectively, shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses.

	September 30, 2021	September 30, 2020
Basic weighted average shares outstanding	6,819,518	6,817,784
If-converted shares, Series B preferred shares	595,612	595,612
Diluted weighted average common shares outstanding	7,415,130	7,413,396

Stock-Based Compensation

The Company accounts for equity awards issued to employees and non-employees for services rendered in accordance with the provisions of ASC 718, “Compensation - Stock Compensation.” These transactions are accounted for based on the grant date fair value of the equity award issued. A resulting compensation expense is recorded over the requisite service period, which is typically the vesting period.

Recent Account Pronouncements

The Company has evaluated all recently issued or enacted accounting pronouncements, and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

Note 3 - Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. The Company’s royalty contracts had been fully amortized by September 30, 2019. As such, no amortization or impairment on royalty contracts were recognized during the years ended September 30, 2021 and 2020.

The Company has three major royalty agreements (Customer A, Customer B and Customer C) from which it generated royalty revenues of $194,350 and $256,396 during the years ended September 30, 2021 and 2020, respectively. Of these revenues, $115,830 and $171,096 were receivable at September 30, 2021 and 2020, respectively.

Customer A represented approximately 32% and 30% of revenues and royalty receivables as of and for the year ended September 30, 2020. Customer B represented approximately 43% and 14% of revenues and royalty receivables as of and for the year ended September 30, 2020. Customer C represented approximately 25% and 56% of revenues and royalty receivables as of and for the year ended September 30, 2020.

Customer A represented approximately 50% and 11% of revenues and royalty receivables as of and for the year ended September 30, 2021. Customer B represented approximately 32% and 13% of revenues and royalty receivables as of and for the year ended September 30, 2021. Customer C represented approximately 18% and 76% of revenues and royalty receivables as of and for the year ended September 30, 2021.

Note 4 – Related Party Transactions

Accounts Payable, Related Party

During the years ended September 30, 2021 and 2020, the Company incurred $0 and $35,000, respectively, in contract management services rendered by an affiliate of our CEO. As of September 30, 2021 and 2020, the Company owed $0 and $0, respectively, for these services.

During the years ended September 30, 2021 and 2020, the Company incurred $64,000 and $96,000 in contract management services rendered by an affiliate of our CFO. As of May 3, 2021, the affiliate of our CFO resigned as an officer and director of the Company. As of September 30, 2021 and 2020, the Company owed $0 and $9,994, respectively, for these services.

During the year ended September 30, 2019 the Company had accrued $40,000 of contract management services payable to our CEO that was forgiven and was written off against additional paid in capital as of September 30, 2020.

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of June 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2021 and 2020, total balance on the debt was $741,030 and $741,030, and accrued interest was $167,597 and $118,263, respectively.

Note 5 - Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020. The note has been amended to mature on March 20, 2022. As of September 30, 2021 and 2020, the note balance was $10,000, and accrued interest on the note totaled $1,520 and $921, respectively.

On September 23, 2021, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $204,300, $13,075 paid to other contract services, and an original issue discount of $17,625, resulting in net cash proceeds of $217,375. This discount will be amortized over the life of the note commencing October 1, 2021. The note carries a 12.5% annual interest rate and matures on March 23, 2022. As of September 30, 2021, the note balance was $235,000 and the accrued interest was $571. The note is convertible only in the event of a default. If the Company defaults, the holder shall have the right to convert all or part of the note at a price equal the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) Trading Day period ending on the Issuance Date, or (ii) during the previous twenty (20) Trading Day period ending on date of conversion of this Note.

As part of the September 23, 2021 note of $235,000, the Company paid a commitment fee of $165,000 by issuing 82,500 shares of common stock at $2.00 per share. The commitment fee of $165,000 was recorded as a discount to the note and will be amortized over the life of the note commencing October 1, 2021.

On November 20, 2017, VRVR issued $45,000 in unsecured notes payable to two unrelated individuals. The notes carry a 6% interest rate and are payable upon the earlier of October 31, 2022 or the sale of the Company’s Anchorage, Alaska property. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $32,000 in cash and issued 200 shares of common stock for the remaining balance on the notes payable of $13,000 and accrued interest of $4,981. The fair value of the 200 shares of stock was $1.40 a share or $280. This resulted in a gain on extinguishment of debt of $17,701.

From 2017 to 2019, a former executive member of VRVR, loaned VRVR a total of $59,900. The notes carry 6% interest rate and mature through October 2022, on which dates principal and interest payments are due in full. At September 30, 2019 accrued interest on the notes totaled $3,371. On October 23, 2019 the Company sold its property in Anchorage, Alaska for $36,195. On October 29, 2019, the Company paid $4,000 in cash and issued 100 shares of common stock for the remaining balance of the notes payable of $55,900 and accrued interest of $3,657. The fair value of the 100 shares of stock was $1.40 a share or $140. This resulted in a gain on extinguishment of debt of $59,417.

Notes payable summary:

As of September 30, 2021

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$1,520	11,520	$-	$-	$-
Promissory Note - September 23, 2021	235,000	571	235,571	-	-	-
Subtotal Notes Payable	$245,000	$2,091	$247,091	$-	$-	$-
Less Discount	(182,625)	-	(182,625)	-	-	-
Total Notes Payable	$62,375	$2,091	$64,466	$-	$-	$-

As of September 30, 2020

	Short Term			Long Term
	Principal	Accrued Interest	Total	Principal	Accrued Interest	Total
Notes Payable
Promissory Note - March 20, 2019	$10,000	$921	10,921	$-	$-	$-
Total Notes Payable	$10,000	$921	$10,921	$-	$-	$-

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At September 30, 2021 and 2020, the Company had 6,900,284 and 6,817,784 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2020, the Company issued 300 shares of common stock to payoff $419 in notes payable and accrued interest.

On September 23, 2021, the Company issued 82,500 shares of common stock valued at $165,000 as a commitment fee related to a note payable (Note 5). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At September 30, 2021 and 2020, the Company had 50,000 of Series A preferred shares 595,612 shares of preferred B stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible, but the Series B preferred shares are convertible to common stock on a one-for-one basis.

Note 7 - Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of September 30, 2021 and 2020, accrued interest was $3,086 and $1,586, respectively.

Note 8 – Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from an unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022. The note carries an interest rate of 4% per annum and is convertible into 1.25% of the entity’s stock at the Company’s option. As of September 30, 2021, accrued interest was $254.

Note 9- Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2021 through the date these financial statements were issued, and noted the following events requiring disclosure:

Gaming Agreement

On December 1, 2021 the Company entered into an agreement with a production entity for the services of Duane “Dog” Chapman, also known as “Dog the Bounty Hunter.” Pursuant to the agreement, the Company and Mr. Chapman will develop and market a line of video games in cooperation with the other and will use Mr. Chapman’s name, image, and likeness in connection with the advertisement, promotion, and sale of the video games.

During the term of the Agreement the gross receipts from the sale of the video games will be split between the Company and Mr. Chapman according to the following:

	% of Gross Receipts paid to
Gross Receipts	Company	Chapman

up to $1,000,000	85%	15%

$1,000,001 to $3,000,000	80%	20	% (1)

over $3,000,000	70%	25%

In addition to the above, the Company agreed to:

●	issue Mr. Chapman 100,000 shares of the Company’s restricted common stock in a series of 20,000 share tranches with the final tranche issuable on December 1, 2022, and

●	pay Mr. Chapman $150,000 over a period ending on March 10, 2022.

The Agreement with Mr. Chapman expires on December 1, 2023.

(1) The Company will be entitled to retain $75,000 from all amounts due to Mr. Chapman for sales of the video games between $1,000,001 and $3,000,000.

Stock Issuances

On December 3, 2021, the Company issued shares to two of our Directors for Director compensation. Jerry Lewis received 35,000 shares and Janelle Gladstone received 25,000 shares. The closing price of our common stock on the grant date was $1.55 per share, and an expense of $93,000 was recorded for the issuance of these shares.

Item 9.	changes in and disagreements with accountants on accounting and financial disclsoure.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended September 30, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	directors, executive officers, and corporate governance.

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
Jason D. Garber	53	Chief Executive Officer, Director
Janelle Gladstone	55	Chief Financial Officer, Director
Jerry Lewis	56	Director

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

As of May 3, 2021, Mr. Creamer resigned as the Company’s Chief Financial Officer and Director.

Jerry Lewis

Mr. Lewis was appointed as a director of the Company on February 21, 2018.

During the past five years Mr. Lewis has been the president of Tri Valley Vending, LLC (supplier of food, snack, beverage and gaming vending machines), ATM Alaska, Inc. (supplier of ATM machines) and Sugarloaf Marketing of Alaska, Inc. (supplier of stuffed animal crane machines).

Janelle Gladstone

Ms. Gladstone was appointed as director of the Company on December 16, 2020 and Chief Financial Officer on May 3, 2021.

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

Neither Jason Garber nor Janelle Gladstone are independent directors, as that term is defined by the Securities and Exchange Commission. James Creamer acts as our financial expert.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Jason D. Garber	2021	—	—	—	—	—	—	—	—
CEO and Director (1)	2020	35,000	—	—	—	—	—	—	35,000

James W. Creamer	2021	64,000	—	—	—	—	—	—	64,000
CFO, Secretary, Treasurer and Director (2)	2020	96,000	—	—	—	—	—	—	96,000

Janelle Gladstone	2021	—	—	—	—	—	—	—	—
CFO and Director (3)

(1)	Jason D. Garber has been the CEO of Advanced Interactive Gaming since 2016 and was named CEO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and receives no benefits. In 2020, Mr. Garber was paid $35,000, which was reduced to $0 in 2021 to help the Company conserve cash.
(2)	James W. Creamer III has been the CFO of Advanced Interactive Gaming since 2016 and was named CFO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and is paid a $8,000 fee per month and receives no benefits. On May 3, 2021, Mr. Creamer resigned his positions as CFO and Director.
(3)	Janelle Gladstone was appointed CFO and Director on May 3, 2021. Ms. Gladstone was paid no fees in the fiscal year ended September 30, 2021.

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters.

The following table lists, as of January 10, 2022, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,960,284 shares of our common stock and issued and outstanding as of January 10, 2022

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Jason Garber (2)	1,000,000	14.4%

James W. Creamer III (3)	500,000	7.2%

Jerry Lewis (4)	37,500	0.5%

Janelle Gladstone (5)	25,000	0.4%

All officers, directors and 5% holders as a group (4 persons)	1,502,500	22.0%

(1)	Unless otherwise stated, the address for each beneficial owner is c/o Virtual Interactive Technologies Corp 600 17th Street, Suite 2800 South, Denver, CO 80202.
(2)	The person listed is an executive officer and director of the Company.
(3)	The person listed is a 5% shareholder.
(4) (5)	The person listed is a director of the Company. The person listed is an executive officer and director of the Company.

Item 13.	certain relationships and related transactions, director independence.

Accounts Payable, Related Party

During the years ended September 30, 2021 and 2020, the Company incurred $0 and $35,000, respectively, in contract management services rendered by an affiliate of our CEO. As of September 30, 2021 and 2020, the Company owed $0 and $0, respectively, for these services.

During the years ended September 30, 2021 and 2020, the Company incurred $64,000 and $96,000 in contract management services rendered by an affiliate of our CFO. As of May 3, 2021, James W. Creamer III resigned as CFO and director of the Company. As of September 30, 2021 and 2020, the Company owed $0 and $9,994, respectively, for these services.

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of June 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,029 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2021 and 2020, total balance on the debt was $741,030 and $741,030 and accrued interest of $167,597 and $118,263, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton and Company, PLLC) in connection with the audit of our annual financial statements for the years ended September 30, 2020 and 2019.

Year Ended September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$32,500	$-	$-	$-
2020	$32,529	$-	$-	$-

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January 2022.

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

January 12, 2022	By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer and a Director

January 12, 2022	By:	/s/ Jerry Lewis
Jerry Lewis,
Director

January 12, 2022	By:	/s/ Janelle Gladstone
Janelle Gladstone,
Director

