Form 10-Q
period 2021-12-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2022-02-14
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end December 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,960,284 shares of common stock as of February 10, 2022.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of December 31, 2021 and September 30, 2021

(UNAUDITED)

	December 31, 2021	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,769	$251,064
Royalties receivable	120,349	115,830
Interest receivable	3,794	3,340
Note receivable	25,000	25,000
Total current assets	316,912	395,234

Convertible note receivable	7,500	7,500
Total non-current assets	7,500	7,500

TOTAL ASSETS	$324,412	$402,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$38,500	$37,014
Note payable, related party – current	741,030	-
Interest payable, related party – current	182,749	-
Notes payable, net of discounts	158,438	62,375
Interest payable	4,120	2,091
Total current liabilities	1,124,837	101,480

LONG-TERM LIABILITIES:
Note payable, related party - net of current	-	741,030
Interest payable, related party - net of current	-	167,597

Total long-term liabilities	-	908,627
Total liabilities	1,124,837	1,010,107

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding	5,956	5,956
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 6,960,284 and 6,900,284 shares issued and outstanding as of December 31, 2021 and September 30, 2021	6,960	6,900
Additional paid-in-capital	4,611,287	4,518,347
Accumulated deficit	(5,425,128)	(5,139,076)
Total stockholders’ equity (deficit)	(800,425)	(607,373)
Total liabilities and stockholders’ equity (deficit)	$324,412	$402,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2021 and 2020

(UNAUDITED)

	For the three months ended,
	December 31, 2021	December 31, 2020

Revenue - royalties	$30,392	$33,405

Operating expenses:
General, administrative and selling	197,809	81,697
Total operating expenses	197,809	81,697

Loss from operations	(167,417)	(48,292)

Other income (expense)
Interest income	454	408
Amortization of debt discount	(96,063)	-
Interest expense, related party	(15,152)	(12,435)
Interest expense	(7,495)	(151)
Gain (loss) from foreign currency transactions	(379)	715
Total other income (expense)	(118,635)	(11,463)

Net loss	$(286,052)	$(59,755)

Loss per share, basic and fully diluted	$(0.04)	$(0.01)
Weighted average number of shares outstanding - basic and fully diluted	6,918,545	6,817,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended December 31, 2021 and 2020

(UNAUDITED)

For the three months ended December 31, 2021

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	$(5,139,076)	$(607,373)

Stock issued for services	-	-	-	-	60,000	60	92,940	-	93,000

Net loss	-	-	-	-	-	-	-	(286,052)	(286,052)

Balance, December 31, 2021	50,000	$500	595,612	$5,956	6,960,284	$6,960	$4,611,287	$(5,425,128)	$(800,425)

For the three months ended December 31, 2020

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)

Net loss	-	-	-	-	-	-	-	(59,755)	(59,755)

Balance, December 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,313,430	$(5,079,810)	$(713,107)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended December 31, 2021 and 2020

(UNAUDITED)

	For the three months ended,
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,052)	$(59,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	93,000	-
Debt discount amortization	96,063	-
Changes in operating assets and operating liabilities:
Interest receivable	(454)	(408)
Royalties receivable	(4,519)	59,017
Accounts payable and accrued liabilities	1,486	19,022
Accounts payable, related party	-	(9,494)
Interest payable, related party	15,152	12,434
Interest payable	2,029	151
Net cash provided by (used in) operating activities	(83,295)	20,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances for convertible note receivable	-	(7,500)
Net cash provided by (used in) investing activities	-	(7,500)

Net change in cash and cash equivalents	(83,295)	13,467

Cash and cash equivalents, beginning of period	251,064	36,244

Cash and cash equivalents, end of period	$167,769	$49,711

Supplemental disclosure of cash flow information:
Interest paid	$5,465	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended

December 31, 2021

Note 1. Basis of Presentation

While the information presented in the accompanying December 31, 2021 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2021 audited financial statements (and notes thereto). Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that can be expected for the year ending September 30, 2021.

The accompanying unaudited condensed consolidated financial statements herein contain the operations of Virtual Interactive Technologies Corp (“VRVR”), and its wholly-owned subsidiaries Advanced Interactive Gaming Inc. (“AIG Inc.”) and Advanced Interactive Gaming Ltd. (“AIG Ltd”) (collectively, the “Company”). All significant intercompany amounts have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2021 or September 30, 2021.

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

The Company’s financial instruments consist of cash, royalties receivable, notes receivable and related accrued interest receivable, accounts payable and accrued expenses, and notes payable and related accrued interest payable. The carrying value of these financial instruments approximates fair value due to the short-term nature of the instruments.

Royalty Contracts

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the periods ended December 31, 2021 or 2020.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of December 31, 2021 or September 30, 2021.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). As of December 31, 2021 and September 30, 2021, the Company had Series B Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of December 31, 2021 and September 30, 2021, the Euro account had a balance of $0 and $0 Euros respectively.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the three months ended December 31, 2021 and 2020, as all financial statement items were denominated in the US dollar. (Losses) gains from foreign currency transactions during the three months ended December 31, 2021 and 2020 totaled ($379) and $715, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of December 31, 2021 and September 30, 2021, uninsured deposits in the Bermuda bank totaled $20,495 and $20,616, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of December 31, 2021, the Company has four royalty contracts with three developers that are generating royalty revenue, and two royalty contracts for games that are in development.

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

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At December 31, 2021 and September 30, 2021, the Company had 6,960,284 and 6,900,284 shares of common stock issued and outstanding, respectively.

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

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At December 31, 2021 and September 30, 2021, the Company had 50,000 of Series A preferred shares 595,612 shares of preferred B stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible, but the Series B preferred shares are convertible to common stock on a one-for-one basis.

Note 4. Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020. The note has been amended to mature on March 20, 2022. As of December 31, 2021 and September 30, 2021, the note balance was $10,000, and accrued interest on the note totaled $1,672 and $1,520, respectively.

On September 23, 2021, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $204,300, $13,075 paid to other contract services, and an original issue discount of $17,625, resulting in net cash proceeds of $217,375. This discount is amortized over the life of the note commencing October 1, 2021. The note carries a 12.5% annual interest rate and matures on March 23, 2022. As of December 31, 2021, the note balance was $235,000 and the accrued interest was $2,448. Total unamortized discount on the note as of December 31, 2021 was $76,562. As part of the terms of the loan agreement, the Company is required to pay accrued interest on a monthly basis until the maturity of the note. As of December 31, 2021 and September 30, 2021, the Company has paid $5,465 and $0, respectively.

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

As part of the September 23, 2021 note of $235,000, the Company paid a commitment fee of $165,000 by issuing 82,500 shares of common stock at $2.00 per share. The commitment fee of $165,000 was recorded as a discount to the note and is amortized over the life of the note commencing October 1, 2021. During the three months ended December 31, 2021, the Company recorded amortization expense of $96,063.

Note 5. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of September 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of December 31, 2021 and September 30, 2021, total balance on the debt was $741,030 and accrued interest totaled $182,749 and $167,597, respectively.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of December 31, 2021 and September 30, 2021, accrued interest was $3,464 and $3,086, respectively.

Note 7. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from and unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022. The note carries an interest rate of 4% per annum and is convertible into 1.25% of the entity’s stock at the Company’s option. As of December 31, 2021 and September 30, 2021, accrued interest was $330 and $254, respectively.

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

Results of Operations

The following discussion involves the results of operations for the three months ended December 31, 2021 and December 31, 2020.

Revenue decreased from $33,405 for the three months ended December 31, 2020 to $30,392 for the three months ended December 31, 2021. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

General and Administrative expense for the three months ended December 31, 2021 and 2020 was $197,809 and $81,697, respectively. This represents a 142% increase over the periods. This increase was due to fees incurred for investor relations, professional services and director fees.

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

For the three months ended December 31, 2021 we recorded a loss of $286,052. For the three months ended December 31, 2020, we recorded a loss of $59,755. The increase in loss of $226,297 was mainly associated with the additional general and administrative expenses identified above and the amortization of the Company debt discount.

As part of the September 23, 2021 note of $235,000, the Company paid a commitment fee of $165,000 by issuing 82,500 shares of common stock at $2.00 per share. The commitment fee of $165,000 was recorded as a discount to the note and is amortized over the life of the note commencing October 1, 2021. During the three months ended December 31, 2021, the Company recorded amortization expense of $96,063.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $167,769. As of September 30, 2021, we had cash and cash equivalents of $251,064. Working capital was ($807,925) as of December 31, 2021 compared to $293,754 at September 30, 2021. The decrease in working capital of $1,101,679 was primarily the result of the Company’s related party debt of $923,779 (notes payable and accrued interest) being due within the year and being in current liabilities at December 31, 2021 when it was classified as long term at December 31, 2020 (note is set to mature in December 2022).

Cash Flows from Operating Activities:

Net cash provided by (used in) operating activities for the three months ended December 31, 2021 was $83,295. Net cash provided by operating activities for the three months ended December 31, 2020 was $20,967. The change over the two periods presented was $104,262.

Changes in operating activities for the three months ended December 31, 2021 included increases in accounts payable and accrued liabilities of $1,486, and accrued interest notes receivable of $454, royalty receivable of $4,519, accrued interest payable, related parties of $15,152, and accrued interest payable of $2,029. The Company had non-cash activities of $93,000 and $96,063 related to stock issued for services and debt discount amortization.

Changes in operating activities for the three months ended December 31, 2020 included increases in accounts payable and accrued liabilities of $19,022, and accrued interest notes receivable of $408, accrued interest payable, related parties of $12,434, accrued interest payable of $151; offset by decreases in royalty receivable of $59,017, and accounts payable, related parties of $9,494.

Cash Flows from Investing Activities:

Net cash used in investing activities for the three months ended December 31, 2021 and 2020 was $0 and $7,500, respectively. During the three months ended December 31, 2020, the Company advanced money in the form of a convertible note receivable in the amount of $7,500.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February 2022.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ Janelle Gladstone
Janelle Gladstone
Principal Financial and Accounting Officer

