Form 10-Q
period 2022-03-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2022-05-23
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,084,034 shares of common stock as of May 20, 2022.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2022 and September 30, 2021

(UNAUDITED)

	March 31, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,499	$251,064
Royalties receivable	111,448	115,830
Interest receivable	4,238	3,340
Note receivable	25,000	25,000
Total current assets	172,185	395,234

Convertible note receivable	7,500	7,500
Total non-current assets	7,500	7,500

TOTAL ASSETS	$179,685	$402,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,600	$37,014
Note payable, related party – current	741,030	-
Interest payable, related party – current	195,885	-
Notes payable, net of discounts	30,939	62,375
Interest payable	3,365	2,091
Total current liabilities	977,819	101,480

LONG-TERM LIABILITIES:
Note payable, related party - net of current	-	741,030
Interest payable, related party - net of current	-	167,597

Total long-term liabilities	-	908,627
Total liabilities	977,819	1,010,107

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 595,612 shares issued and outstanding	5,956	5,956

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 7,042,784 shares issued and 7,001,534 shares outstanding at March 31, 2022, and 6,900,284 shares issued and outstanding as of September 30, 2021	7,002	6,900
Additional paid-in-capital	4,817,495	4,518,347
Treasury stock (41,250 and 0 shares at March 31, 2022 and September 30, 2021 respectively, $0 cost)	-	-
Accumulated deficit	(5,629,087)	(5,139,076)
Total stockholders’ deficit	(798,134)	(607,373)
Total liabilities and stockholders’ deficit	$179,685	$402,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2022 and 2021

(UNAUDITED)

	For the three months ended,		For the six months ended,
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Revenue - royalties	$29,638	$61,726	$60,030	$95,131

Operating expenses:
General, administrative and selling	115,788	45,334	313,597	127,031
Total operating expenses	115,788	45,334	313,597	127,031

Income (loss) from operations	(86,150)	16,392	(253,567)	(31,900)

Other income (expense)
Other income	444	443	898	851
Amortization of debt discount	(96,376)	-	(192,439)	-
Interest expense, related party	(13,136)	(12,164)	(28,289)	(24,599)
Interest expense	(8,547)	(148)	(16,042)	(299)
Gain (loss) from foreign currency transactions	(194)	(90)	(573)	625
Total other income (expense)	(117,809)	(11,959)	(236,444)	(23,422)

Net income (loss)	$(203,959)	$4,433	$(490,011)	$(55,322)

Loss per share, Basic	$(0.06)	$0.00	$(0.07)	$(0.01)
Fully Diluted	$(0.06)	$0.00	$(0.07)	$(0.01)
Weighted average number of shares outstanding -
Basic	6,963,492	6,817,784	6,940,772	6,817,784
Fully Diluted	6,963,492	7,413,396	6,940,772	6,817,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2022 and 2021

(UNAUDITED)

For the three months ended March 31, 2022

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional Paid In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par Value	Deficit	Deficit
Balance December 31,2021	50,000	$500	595,612	$5,956	6,960,284	$6,960	$4,611,287	-	$-	$(5,425,128)	$(800,425)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	206,167	-	-	-	206,250

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(203,959)	(203,959)

Balance, March 31, 2022	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

For the three months ended March 31, 2021

	Preferred Stock		Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,079,810)	$(713,107)

Net income	-	-	-	-	-	-	-	4,433	4,433

Balance, March 31, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,075,377)	$(708,674)

For the six months ended March 31, 2022

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par Value	Deficit	Deficit
Balance September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,139,076)	$(607,373)

Stock issued for services	-	-	-	-	60,000	60	92,940	-	-	-	93,000

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	206,167	-	-	-	206,250

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(490,011)	(490,011)

Balance, March 31, 2022	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

For the six months ended March 31, 2021

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B Convertible		Common Stock		Paid-In Capital	Accumulated	Stockholders’ Deficit
Balance, September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)

Net loss	-	-	-	-	-	-	-	(55,322)	(55,322)

Balance, March 31, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,075,377)	$(708,674)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended March 31, 2022 and 2021

(UNAUDITED)

	For the six months ended,
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(490,011)	$(55,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	93,000	-
Debt discount amortization	192,439	-
Changes in operating assets and operating liabilities:
Interest receivable	(898)	(852)
Royalty receivable	4,382	40,004
Accounts payable and accrued liabilities	(30,414)	(2,970)
Accounts payable, related parties	-	(1,494)
Accrued interest payable, related parties	28,288	24,599
Accrued interest payable	1,274	299
Net cash (used in) provided by operating activities	(201,940)	4,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to non-related party	-	(7,500)
Net cash used in investing activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	217,375	-
Payment to notes payable, related parties	(235,000)	-
Net cash used in financing activities	(17,625)	-

Net change in cash and cash equivalents	(219,565)	(3,236)

Cash and cash equivalents, beginning of period	251,064	36,244

Cash and cash equivalents, end of period	$31,499	$33,008

Supplemental disclosure of cash flow information:
Interest paid	$14,769	$-
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Debt discount on notes payable	$17,625	$-
Stock issued for commitment fee debt discount on note payable	$206,250	$-
Redemption of commitment shares as treasury stock at $0 cost In March 2022	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended

March 31, 2022

Note 1. Basis of Presentation

While the information presented in the accompanying March 31, 2022 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2021 audited financial statements (and notes thereto). Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ending September 30, 2022.

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

The Company’s strategy moving forward is to continue to invest in new game development through partnerships and royalty contracts. Management believes that there is significant opportunity in VR games given the relatively early stage in the product cycle and the growing need for content to support VR hardware sales. While the Company has historically participated mostly in the PC and console market, it will continue to explore addition opportunities in the gaming space as they present themselves. In addition, VRVR may explore strategic alliances and acquisitions in order to expand its business.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or September 30, 2021.

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

Royalty Contracts

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the periods ended March 31, 2022 or 2021.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company has determined that no allowance is necessary as of March 31, 2022 or September 30, 2021.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). During the periods ended March 31, 2022 and 2021, the Company had Series B Convertible Preferred stock issued and outstanding that was convertible into 595,612 shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three and six months ended March 31, 2022 and the six months ended March 31, 2021. During the three months ended March 31, 2021, the Company had a net income, so fully diluted weighted average shares outstanding and income per share have been presented in the accompanying consolidated statements of operations.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of March 31, 2022 and September 30, 2021, the Euro account had a balance of $0 and $0 Euros respectively.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the six months ended March 31, 2022 and 2021, as all financial statement items were denominated in the US dollar. (Losses) gains from foreign currency transactions during the six months ended March 31, 2022 and 2021 totaled ($573) and $625, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of March 31, 2022 and September 30, 2021, uninsured deposits in the Bermuda bank totaled $20,495 and $20,616, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of March 31, 2022, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. During the three months ended March 31, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 4). At March 31, 2022 and September 30, 2021, the Company held in treasury 41,250 and 0 shares, respectively, at total cumulative cost of $0.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At March 31, 2022, the Company had 7,042,784 shares issued and 7,001,534 shares outstanding, with 41,250 shares held as treasury stock. At September 30, 2021, the Company had 6,900,284 shares of common stock issued and outstanding.

On September 23, 2021, the Company issued 82,500 shares of common stock valued at $165,000 as a commitment fee related to a note payable (Note 4). The commitment fee was recorded as an additional discount to the note and was amortized over the life of the note. On March 24, 2022, the note payable and accrued interest was paid off in full in the amount of $235,000 and $1,958. As per the terms of the contract, the Company recorded a claw back of half of the common shares associated with the commitment fee in the amount of 41,250 shares that are being held in treasury at $0 cost.

On December 3, 2021, the Company issued shares to two of our directors for director compensation. Jerry Lewis received 35,000 shares and Janelle Gladstone received 25,000 shares. The closing price of our common stock on the grant date was $1.55 per share, and an expense of $93,000 was recorded for the issuance of these shares.

On March 15, 2022, the Company issued 82,500 shares of common stock valued at $206,250 as a commitment fee related to a note payable (Note 4). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01, respectively. At March 31, 2022 and September 30, 2021, the Company had 50,000 shares of Series A preferred stock and 595,612 shares of Series B convertible preferred stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible, but the Series B preferred shares are convertible to common stock on a one-for-one basis.

Note 4. Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020. The note has been amended to mature on March 20, 2022. As of March 31, 2022 and September 30, 2021, the note balance was $10,000, and accrued interest on the note totaled $1,820 and $1,520, respectively. We are currently negotiating an extension of the maturity date for this note.

On September 23, 2021, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount was amortized over the life of the note commencing October 1, 2021. The note carried a 12.5% annual interest rate and matured on March 23, 2022. In addition, under the terms of the agreement, the Company issued 82,500 commitment shares to the holder at $2.00 per share and an expense of $165,000 was applied as an additional discount to the note and amortized over the life of the note. The Company had the right to redeem 41,250 of the commitment shares if the note was repaid on or before the maturity date. On March 23, 2022, the note payable and accrued interest was paid off in full in the amount of $236,958 and 41,250 of the commitment shares were redeemed at $0 cost and are being held in treasury.

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. As of March 31, 2022, the note balance was $235,000 and the accrued interest was $1,545. The note is convertible at a price of $1.25 per share.

As part of the March 15, 2022 note of $235,000, the Company paid a commitment fee of $206,250 by issuing 82,500 shares of common stock at $2.50 per share. The commitment fee of $206,250 was recorded as a discount to the note and will be amortized over the life of the note commencing on March 15, 2022.

Debt discount amortization on the above notes totaled $192,439 and $0 during the three months ended March 31, 2022 and 2021, respectively.

Note 5. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The actual funds received by the Company were $741,030, with $8,970 recorded under note receivable, related party as of September 30, 2019. As of September 30, 2020, the Company applied the $8,970 that was recorded as a note receivable to the outstanding promissory note. The Company amended the note payable principal to $741,030 to correspond with the funds actually received. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of March 31, 2022 and September 30, 2021, total balance on the debt was $741,030 and accrued interest totaled $195,885 and $167,597, respectively.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of March 31, 2022 and September 30, 2021, accrued interest was $3,834 and $3,086, respectively.

Note 7. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from and unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022. The note carries an interest rate of 4% per annum and is convertible into 1.25% of the entity’s stock at the Company’s option. As of March 31, 2022 and September 30, 2021, accrued interest was $404 and $254, respectively.

Note 8. Subsequent Events

On April 4, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing April 4, 2022. The note carries a 12% annual interest rate and matures on April 4, 2023. The note is convertible at $1.25 per share.

As part of the note, the Company paid a commitment fee of $198,000 by issuing 82,500 shares of common stock at $2.40 per share. The commitment fee of $198,000 was recorded as a discount to the note and will be amortized over the life of the note commencing on April 4, 2022.

The Company has evaluated other events subsequent to the balance sheet date through the date these financial statements were issued and determined that there are no events requiring disclosure.

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

Results of Operations

The following discussion involves the results of operations for the three and six months ended March 31, 2022 and March 31, 2021.

For the Three Months Ended March 31, 2022 and 2021

Revenue decreased from $61,726 for the three months ended March 31, 2021 to $29,638 for the three months ended March 31, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

General and Administrative expense for the three months ended March 31, 2022 and 2021 was $115,788 and $45,334, respectively. This represents a 155% increase over the periods. This increase was due to fees incurred for investor relations, marketing, professional services, and director fees.

For the three months ended March 31, 2022 we recorded a net loss of $203,959. For the three months ended March 31, 2021, we recorded net income of $4,433. The increase in loss of $208,392 was mainly associated with the decrease in revenue and additional general and administrative expenses identified above, and $96,376 debt discount amortization expense associated with the September 1, 2021 and March 15, 2022 convertible notes (See Note 4).

For the Six Months Ended March 31, 2022 and 2021

Revenue decreased from $95,131 for the six months ended March 31, 2021 to $60,030 for the six months ended March 31, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

General and Administrative expense for the six months ended March 31, 2022 and 2021 was $313,597 and $127,031, respectively. This represents a 147% increase over the periods. This increase was due to fees incurred for investor relations, marketing, professional services, and director fees.

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

For the six months ended March 31, 2022, we recorded a loss of $490,011. For the six months ended March 31, 2021, we recorded a loss of $55,322. The increase in loss of $434,689 was mainly associated with the decrease in revenue, additional general and administrative expenses identified above, and debt discount amortization expense of $192,439 associated with the September 23, 2021 and March 15, 2022 convertible notes (See Note 4).

As part of the September 23, 2021 note of $235,000, the Company paid a commitment fee of $165,000 by issuing 82,500 shares of common stock at $2.00 per share. The commitment fee of $165,000 was recorded as a discount to the note and is amortized over the life of the note commencing October 1, 2021. During the six months ended March 31, 2022, the Company recorded amortization expense of $182,625 that consisted of $165,000 for the commitment fee and $17,625 associated with an original issue discount.

As part of the March 15, 2022 note of $235,000, the Company paid a commitment fee of $206,240 by issuing 82,500 shares of common stock at $2.50 per share. The commitment fee of $206,250 was recorded as a discount to the note and is amortized over the life of the note commencing March 15, 2022. During the six months ended March 31, 2022, the Company recorded amortization expense of $9,814.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $31,499. As of September 30, 2021, we had cash and cash equivalents of $251,064. Working capital was ($805,634) as of March 31, 2022 compared to $293,754 at September 30, 2021. The decrease in working capital of $1,099,388 was primarily the result of the Company’s related party debt of $936,915 (notes payable and accrued interest) due in the current year and is recorded as a current liability at March 31, 2022 and as a long term liability of $908,627 at September 30, 2021 (note is set to mature in December 2022).

Cash Flows from Operating Activities:

Net cash used in operating activities for the six months ended March 31, 2022 was ($201,940). Net cash provided by operating activities for the six months ended March 31, 2021 was $4,264. The change over the two periods presented was $206,204.

Changes in operating activities for the six months ended March 31, 2022 included decreases in accounts payable and accrued liabilities of $30,414, and royalties receivable of $4,382, offset by increases in interest receivable of $898, accrued interest payable, related party of $28,288 and accrued interest payable of $1,274. The Company had non-cash activities of $93,000 and $192,439 related to stock issued for services and debt discount amortization, respectively.

Changes in operating activities for the six months ended March 31, 2021 included decreases in accounts payable and accrued liabilities of $2,970, accounts payable-related party of $1,494, and royalty receivable of $40,004, offset by increases in accrued interest receivable of $852, accrued interest payable, related parties of $24,599, accrued interest payable of $299.

Cash Flows from Investing Activities:

Net cash used in investing activities for the six months ended March 31, 2022 and 2021 was $0 and $7,500, respectively. During the six months ended March 31, 2021, the Company advanced money in the form of a convertible note receivable in the amount of $7,500.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2022 and 2021 was $17,625 and $0, respectively. During the six months ended March 31, 2022, the Company received money in the form of a convertible note payable, net of discounts of $217,375. In March 2022, the Company paid a convertible note payable in full that was due on March 23, 2022. The amount paid was $235,000 plus accrued interest. (See Note 4.)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23th day of May 2022.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ Janelle Gladstone
Janelle Gladstone
Principal Financial and Accounting Officer

