Form 10-Q
period 2022-06-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2022-08-15
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,609,034 shares of common stock as of August 12, 2022.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2022 and September 30, 2021

(UNAUDITED)

	June 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,684	$251,064
Royalties receivable	89,628	115,830
Convertible note receivable	7,500	-
Interest receivable	4,687	3,340
Note receivable	25,000	25,000
Total current assets	199,499	395,234

Convertible note receivable	-	7,500
Total non-current assets	-	7,500

TOTAL ASSETS	$199,499	$402,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,300	$37,014
Note payable, related party	741,030	-
Interest payable, related party	209,969	-
Notes payable, net of discounts	149,828	62,375
Interest payable	18,138	2,091
Total current liabilities	1,121,265	101,480

LONG-TERM LIABILITIES:
Note payable, related party	-	741,030
Interest payable, related party	-	167,597
Note payable	10,000	-
Interest payable	1,969	-

Total long-term liabilities	11,969	908,627
Total liabilities	1,133,234	1,010,107

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 and 595,612 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	2,706	5,956

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 7,640,284 shares issued and 7,599,034 shares outstanding at June 30, 2022, and 6,900,284 shares issued and outstanding as of September 30, 2021	7,599	6,900
Additional paid-in-capital	5,351,898	4,518,347
Treasury stock (41,250 and 0 shares at June 30, 2022 and September 30, 2021 respectively, $0 cost)	-	-
Accumulated deficit	(6,296,438)	(5,139,076)
Total stockholders’ deficit	(933,735)	(607,373)
Total liabilities and stockholders’ deficit	$199,499	$402,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2022 and 2021

(UNAUDITED)

	For the three months ended,		For the nine months ended,
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue – royalties	$20,689	$35,767	$80,719	$130,898

Operating expenses:
General, administrative and selling	523,282	48,352	836,879	175,383
Research and development	16,539	-	16,539	-
Total operating expenses	539,821	48,352	853,418	175,383

Loss from operations	(519,132)	(12,585)	(772,699)	(44,485)

Other income (expense)
Other income	449	449	1,347	1,300
Amortization of debt discount	(117,764)	-	(310,203)	-
Interest expense, related party	(14,084)	(12,300)	(42,373)	(36,899)
Interest expense	(16,741)	(150)	(32,784)	(449)
Gain (loss) from foreign currency transactions	(79)	(5)	(650)	620
Total other income (expense)	(148,219)	(12,006)	(384,663)	(35,428)

Net loss	$(667,351)	$(24,591)	$(1,157,362)	$(79,913)

Loss per share, basic and diluted	$(0.09)	$0.00	$(0.16)	$(0.01)
Weighted average number of shares outstanding, basic and diluted	7,369,188	6,817,784	7,083,577	6,817,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2022 and 2021

(UNAUDITED)

For the three months ended June 30, 2022

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional	Treasury Stock			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance March 31,2022	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	82	206,168	-	-	-	206,250

Stock issued for cash	-	-	-	-	30,000	30	37,470	-	-	-	37,500

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250	325,000	325	2,925	-	-	-	-

Stock issued for services	-	-	-	-	160,000	160	287,840	-	-	-	288,000

Net loss	-	-	-	-	-	-	-	-	-	(667,351)	(667,351)

Balance, June 30, 2022	50,000	$500	270,612	$2,706	7,599,034	$7,599	$5,351,898	41,250	$-	$(6,296,438)	$(933,735)

For the three months ended June 30, 2021

	Preferred Stock		Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, March 31, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,075,377)	$(708,674)

Net loss	-	-	-	-	-	-	-	(24,591)	(24,591)

Balance, June 30, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,099,968)	$(733,265)

For the nine months ended June 30, 2022

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional	Treasury Stock			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Stockholders’ Deficit
Balance September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,139,076)	$(607,373)

Stock issued for services	-	-	-	-	220,000	220	380,780	-	-	-	381,000

Stock issued for cash	-	-	-	-	30,000	30	37,470	-	-	-	37,500

Stock issued for commitment fee debt discount on note payable	-	-	-	-	165,000	165	412,335	-	-	-	412,500

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,157,362)	(1,157,362)

Balance, June 30, 2022	50,000	$500	270,612	$2,706	7,599,034	$7,599	$5,351,898	41,250	$-	$(6,296,438)	$(933,735)

For the nine months ended June 30, 2021

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B Convertible		Common Stock		Paid-In Capital	Accumulated	Stockholders’ Deficit
Balance, September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,020,055)	$(653,352)

Net loss	-	-	-	-	-	-	-	(79,913)	(79,913)

Balance, June 30, 2021	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	$(5,099,968)	$(733,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Nine Months Ended June 30, 2022 and 2021

(UNAUDITED)

	For the nine months ended,
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,157,362)	$(79,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	381,000	-
Debt discount amortization	310,203	-
Changes in operating assets and operating liabilities:
Interest receivable	(1,347)	(1,301)
Royalty receivable	26,202	66,912
Accounts payable and accrued liabilities	(34,714)	(4,970)
Accounts payable, related parties	-	(5,994)
Accrued interest payable, related parties	42,372	36,898
Accrued interest payable	18,016	448
Net cash (used in) provided by operating activities	(415,630)	12,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to non-related party	-	(7,500)
Net cash used in investing activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	434,750	-
Proceeds from sale of common stock	37,500	-
Payment to notes payable, related parties	(235,000)	-
Net cash provided by financing activities	237,250	-

Net change in cash and cash equivalents	(178,380)	4,580

Cash and cash equivalents, beginning of period	251,064	36,244

Cash and cash equivalents, end of period	$72,684	$40,824

Supplemental disclosure of cash flow information:
Interest paid	$14,769	$-
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Debt discount on notes payable	$35,250	$-
Stock issued for commitment fee debt discount on note payable	$412,500	$-
Redemption of commitment shares as treasury stock at $0 cost	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended

June 30, 2022

Note 1. Basis of Presentation

While the information presented in the accompanying June 30, 2022 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2021 audited financial statements (and notes thereto). Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the year ending September 30, 2022.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or September 30, 2021.

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

Research and Development

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. The Company expenses all research and development costs incurred prior to technological feasibility. Capitalization is required when technological feasibility has been established, which generally occurs when all planning, design, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. Capitalized software includes direct labor and related expenses for software development for new products and enhancements to existing products and acquired software.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between 3 to 5 years. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at least annually at September 30, and whenever events or circumstances make it more likely than not that impairment may have occurred. In the event of impairment, unamortized capitalized software costs are compared to the net realizable value of the related product and the carrying value of the related assets are written down to the net realizable value to the extent the unamortized capitalized costs exceed such value. The net realizable value is the estimated future gross revenues from the related product reduced by the estimated future costs of completing and disposing of such product, including the costs of providing related maintenance and customer support, which costs are expensed as incurred.

On May 20, 2022, the Company entered into a letter of intent with Hammer Slammer Games GmbH of Berlin Germany to develop a mobile game called Micro Card Battler. As part of the agreement, the Company made an initial payment of $16,539 which was expensed as research and development expense that is considered a work in progress product as of June 30, 2022. The Company had no capitalizable research and development costs during the nine months ended June 30, 2022 or 2021.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). During the period ended June 30, 2022, 325,000 shares of the Series B Convertible Preferred stock were converted into 325,000 shares of common stock. During the periods ended June 30, 2022 and 2021, the Company had 270,612 and 595,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three and nine months ended June 30, 2022.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of June 30, 2022 and September 30, 2021, the Euro account had a balance of $0 and $0 Euros, respectively.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the nine months ended June 30, 2022 and 2021, as all financial statement items were denominated in the US dollar. (Losses) gains from foreign currency transactions during the nine months ended June 30, 2022 and 2021 totaled ($650) and $620, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of June 30, 2022 and September 30, 2021, uninsured deposits in the Bermuda bank totaled $20,495 and $20,616, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

Revenue - Royalties

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of June 30, 2022, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the nine months ended June 30, 2022 and 2021, the Company recognized revenue from royalties of $80,719 and $130,898, respectively.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $89,628 and $115,830 at June 30, 2022 and September 30, 2021, respectively, and has determined that no allowance is necessary.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. During the nine months ended June 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 4). At June 30, 2022 and September 30, 2021, the Company held in treasury 41,250 and 0 shares, respectively, at total cumulative cost of $0.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At June 30, 2022, the Company had 7,640,284 shares issued and 7,599,034 shares outstanding, with 41,250 shares held as treasury stock. At September 30, 2021, the Company had 6,900,284 shares of common stock issued and outstanding.

On September 23, 2021, the Company issued 82,500 shares of common stock valued at $165,000 as a commitment fee related to a note payable (Note 4). The commitment fee was recorded as an additional discount to the note and was amortized over the life of the note. On March 24, 2022, the note payable and remaining accrued interest was paid off in full in the amount of $235,000 and $1,958. As per the terms of the contract, the Company recorded a claw back of half of the common shares associated with the commitment fee in the amount of 41,250 shares that are being held in treasury at $0 cost.

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

On April 4, 2022, the Company issued 82,500 shares of common stock valued at $206,250 as a commitment fee related to a note payable (Note 4). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

On April 21, 2022, the Company issued a total of 60,000 shares to two of our directors for director compensation. In addition, the Company issued 100,000 shares for other services. The closing price of our common stock on the grant date was $1.80 per share, and an expense of $288,000 was recorded for the issuance of these shares.

In June 2022, the Company received $37,500 in cash, from two unrelated parties, and issued 30,000 shares of common stock at a price of $1.25 per share.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

As of June 30, 2022 and September 30, 2021, the Company had 50,000 shares of Series A preferred stock issued and outstanding. At June 30, 2022, the Company converted 325,000 shares of Series B convertible preferred stock to 325,000 shares of common stock. At June 30, 2022 and September 30, 2021, the Company had 270,612 and 595,612 shares, respectively, of Series B convertible preferred stock issued and outstanding.

Note 4. Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020, and then amended on July 27, 2022 to mature on March 20, 2024. As of June 30, 2022 and September 30, 2021, the note balance was $10,000, and accrued interest on the note totaled $1,969 and $1,520, respectively.

On September 23, 2021, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount was amortized over the life of the note commencing October 1, 2021. The note carried a 12.5% annual interest rate and matured on March 23, 2022. Under the terms of the agreement, the Company paid any accrued interest on a monthly basis. In addition, under the terms of the agreement, the Company issued 82,500 commitment shares to the holder at $2.00 per share and an expense of $165,000 was applied as an additional discount to the note and amortized over the life of the note. The Company had the right to redeem 41,250 of the commitment shares if the note was repaid on or before the maturity date. On September 30, 2021, principal and accrued interest totaled $235,000 and $571, respectively. On March 23, 2022, the note payable balance of $235,000 and unpaid interest of $1,958 were repaid in full in the amount of $236,958. During the period of October 1, 2021 through March 23, 2022, interest payments totaling $12,811 were made, resulting in $14,769 total interest payments during the nine months ended June 30, 2022, and $0 principal and interest balances at June 30, 2022. As a result of this repayment, 41,250 of the commitment shares were redeemed at $0 cost and are being held in treasury.

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. As of June 30, 2022, the note balance was $235,000 and the accrued interest was $10,334. The note is convertible at a price of $1.25 per share.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. As of June 30, 2022, the note balance was $235,000 and the accrued interest was $7,804. The note is convertible at a price of $1.25 per share.

Debt discount amortization on the above notes totaled $310,203 and $0 during the nine months ended June 30, 2022 and 2021, respectively. Total unamortized debt discount totaled $320,172 and $0 at June 30, 2022 and September 31, 2021, respectively.

Note 5. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of June 30, 2022 and September 30, 2021, total balance on the debt was $741,030 and accrued interest totaled $209,969 and $167,597, respectively.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of June 30, 2022 and September 30, 2021, accrued interest was $4,209 and $3,086, respectively.

Note 7. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from and unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matures on November 20, 2022. The note carries an interest rate of 4% per annum and is convertible into 1.25% of the entity’s stock at the Company’s option. As of June 30, 2022 and September 30, 2021, accrued interest was $478 and $254, respectively.

Note 8. Subsequent Events

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

Results of Operations

The following discussion involves the results of operations for the three and nine months ended June 30, 2022 and June 30, 2021.

For the Three Months Ended June 30, 2022 and 2021

Revenue decreased from $35,767 for the three months ended June 30, 2021 to $20,689 for the three months ended June 30, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

General and Administrative expense for the three months ended June 30, 2022 and 2021 was $523,282 and $48,382, respectively. This increase was due to fees incurred for investor relations, marketing, professional services, and director fees.

Research and development expense for the three months ended June 30, 2022 and 2021 was $16,539 and $0, respectively. The Company is in the beginning stages of planning and designing a new product. All research and development costs for the three months ended June 30, 2022, was associated with fees paid to an external developer.

Other income (expense) for the three months ended June 30, 2022 and 2021 was ($148,219) and ($12,006), respectively. This increase in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the current period of $117,764. The Company incurred interest expense associated with additional debt brought on in the second quarter. Interest expense recorded for the three months ended June 30, 2022 and 2021 was $16,741 and $150, respectively. Interest expense recorded for related parties for the three months ended June 30, 2022 and 2021 was $14,084 and $12,300, respectively.

For the three months ended June 30, 2022 we recorded a net loss of $667,351. For the three months ended June 30, 2021, we recorded a net loss of $24,591. The increase in loss of $642,760 was mainly associated with the decrease in revenue, additional general and administrative expenses and research and development expenses identified above, and debt discount amortization and interest expense associated with our related party and convertible notes payable.

For the Nine Months Ended June 30, 2022 and 2021

Revenue decreased from $130,898 for the nine months ended June 30, 2021 to $80,719 for the nine months ended June 30, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

General and Administrative expense for the nine months ended June 30, 2022 and 2021 was $836,879 and $175,383, respectively. This increase was due to fees incurred for investor relations, marketing, professional services, and director fees. During nine months ended June 30, 2022, the Company issued 220,000 shares for services which totaled $381,000.

Research and development expense for the nine months ended June 30, 2022 and 2021 was $16,539 and $0, respectively. The Company is in the beginning stages of planning and designing a new product. All research and development costs for the nine months ended June 30, 2022, was associated with fees paid to an external developer.

Other income(expense) for the nine months ended June 30, 2022 and 2021 was ($384,663) and ($35,428), respectively. This increase in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the current period of $310,203. The Company incurred interest expense associated with additional debt brought on in the second quarter. Interest expense recorded for the nine months ended June 30, 2022 and 2021 was $32,784 and $449, respectively. Interest expense recorded for related parties for the nine months ended June 30, 2022 and 2021 was $42,373 and $36,899, respectively.

For the nine months ended June 30, 2022, we recorded a loss of $1,157,362. For the nine months ended June 30, 2021, we recorded a loss of $79,913. The increase in loss of $1,077,449 was mainly associated with the decrease in revenue, increase in general and administrative expenses and research and development expenses identified above, and debt discount amortization and interest expense associated with our related party and convertible notes payable.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $72,684. As of September 30, 2021, we had cash and cash equivalents of $251,064. Working capital was ($921,766) as of June 30, 2022 compared to $293,754 at September 30, 2021. The decrease in working capital of $1,215,520 was primarily the result of the Company’s related party debt of $950,999 (notes payable and accrued interest) due in the current year and is recorded as a current liability at June 30, 2022 and as a long term liability of $908,627 at September 30, 2021 (note is set to mature in December 2022).

Cash Flows from Operating Activities:

Net cash used in operating activities for the nine months ended June 30, 2022 was $415,630. Net cash provided by operating activities for the nine months ended June 30, 2021 was $12,080. The change over the two periods presented was $427,710.

Changes in operating activities for the nine months ended June 30, 2022 included decreases in accounts payable and accrued liabilities of $34,714, and royalties receivable of $26,202, offset by increases in interest receivable of $1,347, accrued interest payable, related party of $42,372 and accrued interest payable of $18,016. The Company had non-cash activities of $381,000 and $310,203 related to stock issued for services and debt discount amortization, respectively.

Changes in operating activities for the nine months ended June 30, 2021 included decreases in accounts payable and accrued liabilities of $4,970, accounts payable-related party of $5,994, and royalty receivable of $66,912, offset by increases in accrued interest receivable of $1,301, accrued interest payable, related parties of $36,898, and accrued interest payable of $448.

Cash Flows from Investing Activities:

Net cash used in investing activities for the nine months ended June 30, 2022 and 2021 was $0 and $7,500, respectively. During the nine months ended June 30, 2021, the Company advanced money in the form of a convertible note receivable in the amount of $7,500.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the nine months ended June 30, 2022 and 2021 was $237,250 and $0, respectively. During the nine months ended June 30, 2022, the Company received money in the form of two convertible notes payable, net of discounts of $434,750. In addition, an existing convertible note in the amount of $235,000, plus interest, was paid off during this period presented. In June 2022, the Company received $37,500 in cash and issued 22,000 shares of common stock at a price of $1.25 per share.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August 2022.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ Janelle Gladstone
Janelle Gladstone
Principal Financial and Accounting Officer

