Form 10-K
period 2022-09-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2022-12-29
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended September 30, 2022

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: None

Virtual Interactive Technologies Corp.

(Exact name of registrant as specified in its charter)

nevada	36-4752858
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2022 (the end of the registrant’s most recently-completed second fiscal quarter) was $16,362,682.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,312,784 shares of common stock as of December 26, 2022.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

FORM 10-K

For the Year ended September 30, 2022

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

Virtual Interactive Technologies Corp. (OTCPINK: VRVR) (“VIT”) or (“the Company”) is a next generation game and metaverse developer that creates immersion experiences by harnessing the latest technologies, including Blockchain and digital assets. The Company’s newly launched brand, Extrosive, is building a metaverse that replaces traditional boring financial experiences with a new paradigm, “global Prosperity space” (gPs). This new asset class dynamically augments global and local realities and builds communities of aligned financial values, virtuous economies, and a trusted network. The result would be a metaverse game for the glamourous world of Wall Street, High-Speed trading involving community building, quantified self, and NFTs – a pure adrenal rush! In addition, the Company continues to build on its successful catalog that includes Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release, and Worbitol. The Company also entered into a joint development partnership with Duane Lee “Dog” Chapman, of the “Dog The Bounty Hunter” fame, to develop and promote multiple games across several platforms. For more information, please visit www.vrvrcorp.com.

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

Employees

At this time, we have no full-time or part time employees. Jason Garber is our current CEO and Director and acts as a contract employee. Janelle Gladstone is our current CFO and Director and acts as a contract employee. The Company has three other contractors it utilizes for accounting and operations.

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

The Company subleases the office space used as its corporate headquarters located at 600 17th Street, Suite 2800 South, Denver, CO 80202. The Company paid total payments of $2,500 for the fiscal year ended September 30, 2022.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. On September 30, 2022 and 2021, the Company had 8,100,284 and 6,900,284 shares of common stock issued and outstanding, respectively.

Treasury Stock

The Company accounts for treasury stock using the cost method. During the years ended September 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 5). At September 30, 2022 and 2021, the Company held in treasury 41,250 and 0 shares, respectively, at total cumulative cost of $0.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01. On September 30, 2022, the Company had 50,000 shares of Series A preferred and 270,612 shares of Series B convertible preferred stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible, whereas the Series B preferred shares are convertible to common stock on a one-for-one basis.

Our common stock trades on OTC Pink tier under the symbol “VRVR.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
December 31, 2021	$3.25	$1.50
March 31, 2022	$2.75	$2.09
June 30, 2022	$2.48	$1.50
September 30, 2022	$2.70	$1.80

December 31, 2020	$2.50	$1.75
March 31, 2021	$3.25	$1.40
June 30, 2021	$3.24	$2.25
September 30, 2021	$2.80	$2.50

As of September 30, 2022, the closing price of the Company’s common stock was $2.10 per share. and there were 8,100,284 shares of common stock outstanding held by 87 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of the Company’s sales of unregistered equity securities:

On July 26, 2022, the Company received $12,500 in cash, from an unrelated party, and issued 10,000 shares of common stock at a price of $1.25 per share.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 will be amortized over the life of the contract. The total expense recognized for the period ended September 30, 2022 was $116,507. In addition, each group received a one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00.

On October 26, 2022, the Company entered into an agreement with a group to among other things, create a customized positive investment image for the Company and communicate that image to the investment community including, but not limited to, individual investors, family offices, institutional investors, hedge and other funds, broker dealers, equity trading firms and the public at large. In consideration for these services, the Company issued the group 200,000 of restricted shares valued at $1.49 per share. In addition, the Company issued the group a one-year warrant to purchase 200,000 common shares for $1.00 and a two-year warrant to purchase 200,000 common shares for $1.00. In addition, the group will receive a cash payment of $10,000 per month beginning November 1, 2022.

On November 28, 2022, the Company entered into a four-month agreement with a group to expand the Company’s brand awareness to their network of clients, consumers and other consultants. Under the terms of the agreement the group will receive 12,500 shares per month, totaling 50,000 shares, of which the first 12,500 were issued on November 28, 2022 and were valued at $1.25 per share. In addition, the group will receive a cash payment of $3,500 per month, totaling $14,000.

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

EXECUTIVE OVERVIEW

Virtual Interactive Technologies Corp. (OTCPINK: VRVR) (“VIT”) or (“the Company”) is a next generation game and metaverse developer that creates immersion experiences by harnessing the latest technologies, including Blockchain and digital assets. The Company’s newly launched brand, Extrosive, is building a metaverse that replaces traditional boring financial experiences with a new paradigm, “global Prosperity space” (gPs). This new asset class dynamically augments global and local realities and builds communities of aligned financial values, virtuous economies, and a trusted network. The result would be a metaverse game for the glamourous world of Wall Street, High-Speed trading involving community building, quantified self, and NFTs – a pure adrenal rush! In addition, the Company continues to build on its successful catalog that includes Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release, and Worbitol. The Company also entered into a joint development partnership with Duane Lee “Dog” Chapman, of the “Dog The Bounty Hunter” fame, to develop and promote multiple games across several platforms. For more information, please visit www.vrvrcorp.com.

Results of Operations

The following discussion involves the results of operations for the years ended September 30, 2022 and 2021.

Revenue decreased 33% from $194,350 for the year ended September 30, 2021 to $130,626 for the year ended September 30, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. This decrease in revenue is largely due to the fact that these games have been in the marketplace for several years and decreasing revenue over time is part of the natural sales cycle for video games. Over the last year, the Company has entered into several new development agreements, that when completed should substantially increase the Company’s revenue.

Operating expenses for the years ended September 30, 2022 and 2021 totaled $1,265,153 and $265,027, respectively. This represents a 377% increase over the years. Operating expenses were comprised of professional fees of $854,548 and $249,078; marketing and advertising of $335,916 and $4,000; travel, meals, and entertainment of $39,897 and $0; general and administrative of $18,253 and $11,949; and research and development of $16,539 and $0 during the years ended September 30, 2022 and 2021, respectively. The significant increases during the year ended September 30, 2022 over 2021 was due to an overall increase in operations. During fiscal 2022, the Company entered into several marketing and development agreements that are intended to position the Company for a substantial increase in growth going forward.. The Company also incurred $656,093 in stock-based compensation during fiscal 2022 as compared to $0 in fiscal 2021.

Other income (expense) for the years ended September 30, 2022 and 2021 totaled ($535,582) and ($48,344), respectively, resulting in an increase of $487,238. Other income (expense) were comprised of other income of $1,500 and $1,754; bad debt expense of ($7,754) and $0; amortization of debt discount of ($423,061) and $0; interest expense, related party of ($56,343) and ($49,335); interest expense of ($48,928) and ($1,171); and gain (loss) from foreign currency of ($996) and 408 during the years ended September 30, 2022 and 2021, respectively.

For the years ended September 30, 2022 and 2021, we recorded a loss of $1,670,109 and $119,021, respectively. The increase of $1,551,088 was mainly associated with the decrease in revenue in 2022 offset by increases in operating expenses and amortization of debt discount in fiscal 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $36,378, compared to $251,064 at September 30, 2021. Working capital was $809,447 as of September 30, 2022, compared to $293,754 at September 30, 2021. The increase in working capital of $515,693 was due to an increase in prepaid expenses of $1,956,215 at September 30, 2022 and reclass of related party debt of $741,030 principal and accrued interest of $223,940 from long-term liabilities at September 30, 2021 to current liabilities at September 30, 2022.

Cash Flows from Operating Activities:

Net cash used in operating activities for the year ended September 30, 2022 was $464,436. Net cash provided by operating activities for the year ended September 30, 2021 was $4,945. The change over the two years presented was $469,381.

Cash flows used in operating activities for the year ended September 30, 2022 included a net loss of $1,670,109, offset by stock-based compensation of $656,093, debt discount amortization of $423,061, and bad debt expense of $7,754, along with net change in operating assets and liabilities of $118,765.

Cash flows from operating activities for the year ended September 30, 2021 included a net loss of $119,021, offset by net change in operating assets and liabilities of $123,966.

Cash Flows from Investing Activities:

Net cash used in investing activities for the years ended September 30, 2022 and 2021 was $0 and $7,500, respectively. In 2021 the Company advanced money of $7,500 to an unrelated party.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the years ended September 30, 2022 and 2021 was $249,750 and $217,375, respectively. In fiscal 2022, the Company received proceeds from a note payable of $434,750 and proceeds from the sale of common stock of $50,000. This was offset by payments made to notes payable of $235,000. In fiscal 2021, the Company received proceeds from a note payable of $217,375.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virtual Interactive Technologies Corp.

Denver, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virtual Interactive Technologies Corp. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses and has not achieved profitable operations. The Company has contractual obligations, such as commitments for repayment of accounts payable, accrued liabilities, and notes payable (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their intent to meet the obligations through reinvesting royalties revenues into the development of additional video games, thereby enhancing its video game portfolio and increasing revenues; managing expenditures; obtaining debt financing from related and unrelated parties; and issuing capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to increase revenues or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding its ability and intent to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability and intent that its plans will be effectively implemented include its ability to increase revenues, manage expenditures, access funding from the capital market, and obtain debt financing. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, evaluating the Company’s ability to: (i) increase revenues, (ii) access funding from the capital market, (iii) manage expenditures, and (iv) obtain debt financing.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2019.
Farmington, UT
December 29, 2022

Virtual Interactive Technologies Corp.

Consolidated Balance Sheets

As of September 30, 2022 and 2021

	September 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,378	$251,064
Royalties receivable	83,644	115,830
Interest receivable	4,586	3,340
Prepaid expenses	1,956,215	-
Note receivable	25,000	25,000
Total current assets	2,105,823	395,234

Convertible note receivable	-	7,500
Total non-current assets	-	7,500

TOTAL ASSETS	$2,105,823	$402,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,591	$37,014
Note payable, related party	741,030	-
Interest payable, related party	223,940	-
Notes payable, net of discounts	262,686	62,375
Interest payable	34,129	2,091
Total current liabilities	1,296,376	101,480

LONG-TERM LIABILITIES:
Note payable, related party	-	741,030
Interest payable, related party	-	167,597
Note payable	10,000	-
Interest payable	2,121	-

Total long-term liabilities	12,121	908,627
Total liabilities	1,308,497	1,010,107

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 and 595,612 shares issued and outstanding as of September 30, 2022 and 2021, respectively	2,706	5,956

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,100,284 issued and 8,059,034 outstanding, and 6,900,284 shares issued and outstanding as of September 30, 2022 and 2021, respectively	8,059	6,900
Additional paid-in-capital	7,595,246	4,518,347
Treasury stock (41,250 and 0 shares at September 30, 2022 and 2021 respectively, $0 cost)	-	-
Accumulated deficit	(6,809,185)	(5,139,076)
Total stockholders’ equity (deficit)	797,326	(607,373)
Total liabilities and stockholders’ equity (deficit)	$2,105,823	$402,734

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Operations

For the Years Ended September 30, 2022 and 2021

	For the Years Ended,
	September 30,	September 30,
	2022	2021

Revenue – royalties	$130,626	$194,350

Operating expenses:
Professional fees	854,548	249,078
Marketing and advertising	335,916	4,000
Travel, meals and entertainment	39,897	-
General and administrative	18,253	11,949
Research and development	16,539	-

Total operating expenses	1,265,153	265,027

Loss from operations	(1,134,527)	(70,677)

Other income (expense)
Other income	1,500	1,754
Bad debt expense	(7,754)	-
Amortization of debt discount	(423,061)	-
Interest expense, related party	(56,343)	(49,335)
Interest expense	(48,928)	(1,171)
Gain (loss) from foreign currency transactions	(996)	408
Total other income (expense)	(535,582)	(48,344)

Net loss	$(1,670,109)	$(119,021)

Loss per share, basic and fully diluted	$(0.23)	$(0.02)

Weighted average number of shares outstanding, basic and fully diluted	7,270,761	6,819,518

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2022 and 2021

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional	Treasury Stock			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	-	$-	$(5,020,055)	$(653,352)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	164,917	-	-	-	165,000

Net loss	-	-	-	-	-	-	-	-	-	(119,021)	(119,021)

Balance September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,139,076)	$(607,373)

Stock issued for services	-	-	-	-	670,000	670	1,325,330	-	-	-	1,326,000

Warrants issued for services	-	-	-	-	-	-	1,286,308	-	-	-	1,286,308

Stock issued for cash	-	-	-	-	40,000	40	49,960	-	-	-	50,000

Stock issued for commitment fee debt discount on notes payable	-	-	-	-	165,000	165	412,335	-	-	-	412,500

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,670,109)	(1,670,109)

Balance, September 30, 2022	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,809,185)	$797,326

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2022 and 2021

	For the years ended,
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,670,109)	$(119,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	497,507	-
Debt discount amortization	423,061	-
Bad debt expense	7,754	-
Warrants issued for services	158,586	-
Changes in operating assets and liabilities:
Interest receivable	(1,500)	(1,754)
Royalty receivable	32,186	55,266
Accounts payable and accrued liabilities	(2,423)	29,944
Accounts payable, related parties	-	(9,994)
Accrued interest payable, related parties	56,343	49,334
Accrued interest payable	34,159	1,170
Net cash (used in) provided by operating activities	(464,436)	4,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to non-related party	-	(7,500)
Net cash used in investing activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	434,750	217,375
Proceeds from sale of common stock	50,000	-
Payment on notes payable, related parties	(235,000)	-
Net cash provided by financing activities	249,750	217,375

Net change in cash and cash equivalents	(214,686)	214,820

Cash and cash equivalents, beginning of period	251,064	36,244

Cash and cash equivalents, end of period	$36,378	$251,064

Supplemental disclosure of cash flow information:
Interest paid	$14,769	$-
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Original issue debt discount on notes payable	$35,250	$17,625
Common stock issued for commitment fee debt discount on note payable	$412,500	$165,000
Redemption of commitment shares as treasury stock at $0 cost	$-	$-
Warrants issued for prepaid expenses	$1,286,308	$-
Common stock issued for prepaid expenses	$945,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

Note 1 – Nature of Business

Nature of Business

Virtual Interactive Technologies Corp. (OTCPINK: VRVR) (“VIT”) or (“the Company”) is a next generation game and metaverse developer that creates immersion experiences by harnessing the latest technologies, including Blockchain and digital assets. The Company’s newly launched brand, Extrosive, is building a metaverse that replaces traditional boring financial experiences with a new paradigm, “global Prosperity space” (gPs). This new asset class dynamically augments global and local realities and builds communities of aligned financial values, virtuous economies, and a trusted network. The result would be a metaverse game for the glamourous world of Wall Street, High-Speed trading involving community building, quantified self, and NFTs – a pure adrenal rush! In addition, the Company continues to build on its successful catalog that includes Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release, and Worbitol. The Company also entered into a joint development partnership with Duane Lee “Dog” Chapman, of the “Dog The Bounty Hunter” fame, to develop and promote multiple games across several platforms. For more information, please visit www.vrvrcorp.com.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplates the Company’s continuation as a going concern. The Company has not established profitable operations and has incurred significant losses since its inception. The Company’s plan is to grow significantly over the next few years through strategic game development partnerships, through internal game development and through the acquisition of independent game development companies globally.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements herein contain the operations of VRVR and its wholly-owned subsidiaries AIG Inc and AIG Ltd (collectively, the “Company”) as of and for the years ended September 30, 2022 and 2021.

The consolidated financial statements have been prepared in conformity with US GAAP. All intercompany transactions have been eliminated. The Company’s headquarters are located in Denver, Colorado and substantially all of its customers are outside the United States.

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

The Company’s financial instruments consist of cash, royalties receivable, prepaid expenses, note receivable, convertible note receivable, interest receivable, accounts payable and accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to the stated face values and short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2022 or 2021.

Royalty Contracts and Research and Development Costs

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the year ended September 30, 2022 or 2021.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Impairment loss on long-lived assets for the years ended September 30, 2022 and 2021 was $0 and $0, respectively.

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

Revenue - Royalties

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of September 30, 2022, the Company has four royalty contracts with three developers that are generating royalty revenue.

Once a game has been developed and has met the terms of the underlying royalty agreement, the game is released for commercial sales. Per each contract, the Company will receive reports on a regular basis from the game developers’ sales platforms that identify the amount of game sales, from which consideration expected to be collected from the commercial customers is computed based on the applicable royalty percentages. Royalty revenue is based on a percentage of net receipts as defined in each customer agreement and is recognized in accordance with the sale-based royalty provisions of ASC 606, which requires revenue recognition after the subsequent sales occur. The Company’s performance obligation under each royalty contract as an investor in the game is complete once funds are advanced to the gaming developer. Subsequent consideration is then received by the Company from the developers in the amount of the Company’s percentage fee of royalty income (net receipts) received by the customer. Net receipts include all gross revenues received by the customer as a result of sales of the games or related exploitation less certain taxes, refunds, manufacturing costs, freight, and other items specified in the underlying contract.

During the years ended September 30, 2022 and 2021, the Company recognized revenue from royalties of $130,626 and $194,350, respectively.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $83,644 and $115,830 at September 30, 2022 and 2021, respectively, and has determined that no allowance is necessary.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of September 30, 2022 and 2021, the Euro account had a balance of $0 and $0 Euros, respectively.

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the years ended September 30, 2022 and 2021, as all financial statement items were denominated in the US dollar. Minimal gain (loss) from foreign currency transactions during the years ended September 30, 2022 and 2021 totaled $(996) and $408, respectively.

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

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of September 30, 2022 and 2021, uninsured deposits in the Bermuda bank totaled $20,495 and $20,649, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). During the year ended September 30, 2022, 325,000 shares of the Series B Convertible Preferred stock were converted into 325,000 shares of common stock. During the years ended September 30, 2022 and 2021, the Company had 270,612 and 595,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. In addition, during the year ended September 30, 2022, the Company issued warrants to purchase 900,000 shares of common stock to two groups for contract services. During the years ended September 30, 2022 and 2021, the Company had 900,000 and -0- warrants, respectively, issued and outstanding that are exercisable into shares of common stock. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the year ended September 30, 2022.

	September 30, 2022	September 30, 2021
Basic weighted average shares outstanding	7,270,761	6,819,518
If-converted shares, Warrants	900,000	-
If-converted shares, Series B preferred shares	270,612	595,612
Diluted weighted average common shares outstanding	8,441,373	7,415,130

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

Note 3 - Royalty Contracts

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. The Company’s royalty contracts had been fully amortized by September 30, 2019. As such, no amortization or impairment on royalty contracts were recognized during the years ended September 30, 2022 and 2021.

The Company has three major royalty agreements (Customer A, Customer B and Customer C). Customer A represented approximately 54% and 0% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2022. Customer B represented approximately 25% and 7% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2022. Customer C represented approximately 21% and 93% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2022.

Customer A represented approximately 51% and 11% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2021. Customer B represented approximately 31% and 13% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2021. Customer C represented approximately 18% and 76% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2021.

Note 4. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Treasury Stock

The Company accounts for treasury stock using the cost method. During the years ended September 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 5). At September 30, 2022 and 2021, the Company held in treasury 41,250 and 0 shares, respectively, at total cumulative cost of $0.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock. At September 30, 2021, the Company had 6,900,284 shares of common stock issued and outstanding.

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

On March 15, 2022, the Company issued 82,500 shares of common stock valued at $206,250 as a commitment fee related to a note payable (Note 5). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

On April 4, 2022, the Company issued 82,500 shares of common stock valued at $206,250 as a commitment fee related to a note payable (Note 5). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

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

On July 26, 2022, the Company received $12,500 in cash, from an unrelated party, and issued 10,000 shares of common stock at a price of $1.25 per share.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 was recorded as prepaid expense and will be amortized over the life of the contract. The total expense recognized for the year ended September 30, 2022 was $116,507. In addition, each group received a one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

As of September 30, 2022 and 2021, the Company had 50,000 shares of Series A preferred stock issued and outstanding. At September 30, 2022, the Company converted 325,000 shares of Series B convertible preferred stock to 325,000 shares of common stock. At September 30, 2022 and 2021, the Company had 270,612 and 595,612 shares, respectively, of Series B convertible preferred stock issued and outstanding.

Warrants

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share. In addition, each group received a one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00. On the date of the grant, the Company valued the warrants at $1,286,308 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 1 and 2 years, expected volatility of 109.88%, risk-free rate of 3.28% and no dividend yield. The expense is being amortized over the life of the contract and a total of $158,586 was recognized for the period ended September 30, 2022, resulting in $1,127,722 remaining as prepaid expense at September 30, 2022.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the year ended September 30, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at September 30, 2021	-	-
Granted	900,000	1.00	1.38
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at September 30, 2022	900,000	$1.00	1.38

The intrinsic value of warrants outstanding as of September 30, 2022 was approximately $900,000.

Note 5. Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020, and then amended on July 27, 2022 to mature on March 20, 2024. As of September 30, 2022 and 2021, the note balance was $10,000, and accrued interest on the note totaled $2,121 and $1,520, respectively.

On September 23, 2021, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount was amortized over the life of the note commencing October 1, 2021. The note carried a 12.5% annual interest rate and matured on March 23, 2022. Under the terms of the agreement, the Company paid any accrued interest on a monthly basis. In addition, under the terms of the agreement, the Company issued 82,500 commitment shares to the holder at $2.00 per share and an expense of $165,000 was applied as an additional discount to the note and amortized over the life of the note. The Company had the right to redeem 41,250 of the commitment shares if the note was repaid on or before the maturity date. On September 30, 2021, principal and accrued interest totaled $235,000 and $571, respectively. On March 23, 2022, the note payable balance of $235,000 and unpaid interest of $1,958 were repaid in full in the amount of $236,958. During the period of October 1, 2021 through March 23, 2022, interest payments totaling $12,811 were made, resulting in $14,769 total interest payments during the year ended September 30, 2022, and $0 principal and interest balances at September 30, 2022. As a result of this repayment, 41,250 of the commitment shares were redeemed at $0 cost and are being held in treasury.

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. As of September 30, 2022, the note balance was $235,000 and the accrued interest was $19,218. The note is convertible at a price of $1.25 per share.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. As of September 30, 2022, the note balance was $235,000 and the accrued interest was $14,911. The note is convertible at a price of $1.25 per share.

Debt discount amortization on the above notes totaled $423,061 and $0 during the years ended September 30, 2022 and 2021, respectively. Total unamortized debt discount totaled $207,314 and $0 at September 30, 2022 and 2021, respectively.

Note 6. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2022 and 2021, total balance on the debt was $741,030 and accrued interest totaled $223,940 and $169,597, respectively.

Stock-Based Compensation

The Company issued common stock for services to officers and directors during the year ended September 30, 2022 as disclosed in Note 4.

Note 7. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of September 30, 2022 and 2021, accrued interest was $4,586 and $3,086, respectively.

Note 8. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a Convertible Note from and unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matured on November 20, 2022, carried an interest rate of 4% per annum and was convertible into 1.25% of the entity’s stock at the Company’s option. As of September 30, 2022, the Company wrote off the principal balance of $7,500 plus accrued interest receivable of $254 to bad debt expense.

Note 9. Subsequent Events

On October 26, 2022, the Company entered into an agreement with a group to, among other things, create a customized positive investment image for the Company and communicate that image to the investment community including, but not limited to, individual investors, family offices, institutional investors, hedge and other funds, broker dealers, equity trading firms and the public at large. In consideration for these services, the Company issued the group 200,000 of restricted shares valued at $1.49 per share. In addition, the Company issued the group a one-year warrant to purchase 200,000 common shares for $1.00 and a two-year warrant to purchase 200,000 common shares for $1.00. In addition, the group will receive a cash payment of $10,000 per month beginning November 1, 2022.

On November 28, 2022, the Company entered into a four-month agreement with a group to expand the Company’s brand awareness to their network of clients, consumers and other consultants. Under the terms of the agreement the group will receive 12,500 shares per month, totaling 50,000 shares, of which the first 12,500 were issued on November 28, 2022 and were valued at $1.25 per share. In addition, the group will receive a cash payment of $3,500 per month, totaling $14,000.

The Company has evaluated events occurring subsequent to September 30, 2022 through the date these financial statements were issued and noted no additional events requiring disclosure.

Item 9.	changes in and disagreements with accountants on accounting and financial disclsoure.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended September 30, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	directors, executive officers, and corporate governance.

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
Jason D. Garber	54	Chief Executive Officer, Director
Janelle Gladstone	56	Chief Financial Officer, Director
Jerry Lewis	57	Director

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

As of September 30, 2022, we had not adopted a Code of Ethics for our principal executive, principal financial, principal accounting, or persons performing similar functions.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Jason D. Garber	2022	—	—	—	—	—	—	—	—
CEO and Director (1)	2021	—	—	—	—	—	—	—	—

Janelle Gladstone	2022	—	6,000	83,750	—	—	—	—	89,750
CFO, Secretary,
Treasurer and Director (2)	2021	—	—	—	—	—	—	—	—

(1)	Jason D. Garber has been the CEO of Advanced Interactive Gaming since 2016 and was named CEO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and receives no benefits.

(2)	Janelle Gladstone was appointed CFO and Director on May 3, 2021. Ms. Gladstone was paid no fees in the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2022, Ms. Gladstone was paid cash fees of $6,000 and was issued 50,000 shares of the Company’s common stock which was valued at $83,750.

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters.

The following table lists, as of December 26, 2022, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,312,784 shares of our common stock and issued and outstanding as of December 26, 2022

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Jason Garber (2)	1,000,000	12.0%

James W. Creamer III (3)	500,000	6.0%

Jerry Lewis (4)	72,500	0.9%

Janelle Gladstone (5)	50,000	0.6%

All officers, directors and 5% holders as a group (4 persons)	1,622,500	19.5%

(1)	Unless otherwise stated, the address for each beneficial owner is c/o Virtual Interactive Technologies Corp 600 17th Street, Suite 2800 South, Denver, CO 80202.
(2)	The person listed is an executive officer and director of the Company.
(3)	The person listed is a 5% shareholder.
(4) (5)	The person listed is a director of the Company. The person listed is an executive officer and director of the Company.

Item 13.	certain relationships and related transactions, director independence.

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2022 and 2021, total balance on the debt was $741,030 and accrued interest totaled $223,940 and $169,597, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton and Company, PLLC) in connection with the audit of our annual financial statements for the years ended September 30, 2022 and 2021.

Year Ended September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2022	$32,500	$-	$-	$-
2021	$32,500	$-	$-	$-

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December 2022.

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

December 29, 2022	By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer and a Director

December 29, 2022	By:	/s/ Jerry Lewis
Jerry Lewis,
Director

December 29, 2022	By:	/s/ Janelle Gladstone
Janelle Gladstone,
Director

