Form 10-Q
period 2022-12-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2023-02-17
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end December 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,312,784 shares of common stock as of February 16, 2023.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of December 31, 2022 and September 30, 2022

(UNAUDITED)

	December 31, 2022	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,860	$36,378
Royalties receivable	104,509	83,644
Interest receivable	4,964	4,586
Note receivable	25,000	25,000
Prepaid expenses	1,935,451	1,956,215
Total current assets	2,078,784	2,105,823

TOTAL ASSETS	$2,078,784	$2,105,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$33,400	$34,591
Note payable, related party	741,030	741,030
Interest payable, related party	258,410	223,940
Convertible notes payable, net of discounts	375,543	262,686
Interest payable	50,123	34,129
Total current liabilities	1,458,506	1,296,376

LONG-TERM LIABILITIES:
Note payable	10,000	10,000
Interest payable	2,272	2,121

Total long-term liabilities	12,272	12,121
Total liabilities	1,470,778	1,308,497

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,312,784 shares issued and 8,271,534 shares outstanding at December 31, 2022, and 8,100,284 shares issued and 8,059,034 outstanding as of September 30, 2022	8,271	8,059
Additional paid-in-capital	8,271,118	7,595,246
Treasury stock (41,250 shares, $0 cost)	-	-
Accumulated deficit	(7,674,589)	(6,809,185)
Total stockholders’ equity	608,006	797,326
Total liabilities and stockholders’ equity	$2,078,784	$2,105,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2022 and 2021

(UNAUDITED)

	For the three months ended,
	December 31,	December 31,
	2022	2021

Revenue – royalties	$42,224	$30,392
Gross profit	42,224	30,392

Operating expenses:
Professional fees	712,923	159,112
Marketing and advertising	48,042	35,000
General and administrative	4,038	3,697

Total operating expenses	765,003	197,809

Loss from operations	(722,779)	(167,417)

Other income (expense)
Other income	378	454
Amortization of debt discount	(112,857)	(96,063)
Interest expense, related party	(13,971)	(15,152)
Interest expense	(16,145)	(7,495)
Loss from foreign currency transactions	(30)	(379)
Total other income (expense)	(142,625)	(118,635)

Net loss	$(865,404)	$(286,052)

Loss per share, basic and fully diluted	$(0.10)	$(0.04)

Weighted average number of shares outstanding, basic and fully diluted	8,248,925	6,918,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended December 31, 2022 and 2021

(UNAUDITED)

For the three months ended December 31, 2022

	Preferred Stock						Additional				Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid In	Treasury Stock		Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	(Deficit)
Balance September 30, 2022	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,809,185)	$797,326

Common stock issued for services	-	-	-	-	212,500	212	312,663	-	-	-	312,875

Warrants issued for services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(865,404)	(865,404)

Balance, December 31, 2022	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(7,674,589)	$608,006

For the three months ended December 31, 2021

	Preferred Stock		Preferred Stock				Additional		Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance, September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	$(5,139,076)	$(607,373)

Common stock issued for services	-	-	-	-	60,000	60	92,940	-	93,000

Net loss	-	-	-	-	-	-	-	(286,052)	(286,052)

Balance, December 31, 2021	50,000	$500	595,612	$5,956	6,960,284	$6,960	$4,611,287	$(5,425,128)	$(800,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended December 31, 2022 and 2021

(UNAUDITED)

	For the three months ended,
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(865,404)	$(286,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for prepaid services	389,896	-
Amortization of common stock issued for prepaid services	306,952	93,000
Debt discount amortization	112,857	96,063
Changes in operating assets and operating liabilities:
Interest receivable	(378)	(454)
Royalties receivable	(20,865)	(4,519)
Accounts payable and accrued liabilities	(1,191)	1,486
Interest payable, related party	34,470	15,152
Interest payable	16,145	2,029
Net cash used in operating activities	(27,518)	(83,295)

Net change in cash and cash equivalents	(27,518)	(83,295)

Cash and cash equivalents, beginning of period	36,378	251,064

Cash and cash equivalents, end of period	$8,860	$167,769

Supplemental disclosure of cash flow information:
Interest paid	$-	$5,465
Income taxes paid	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Common stock issued for prepaid services	$312,875	$-
Warrants issued for prepaid services	$363,209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended

December 31, 2022

Note 1. Basis of Presentation

While the information presented in the accompanying December 31, 2022 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2022 audited financial statements (and notes thereto). Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that can be expected for the year ending September 30, 2023.

The accompanying unaudited condensed consolidated financial statements herein contain the operations of Virtual Interactive Technologies Corp. (OTCPINK: VRVR), and its wholly-owned subsidiaries Advanced Interactive Gaming Inc. (“AIG Inc.”) and Advanced Interactive Gaming Ltd. (“AIG Ltd”) (collectively, the “Company” or “VIT”). All significant intercompany amounts have been eliminated.

Note 2. Business

Nature of Operations

The Company is a next generation game and metaverse developer that creates immersion experiences by harnessing the latest technologies, including Blockchain and digital assets. The Company’s newly launched brand, Extrosive, is building a metaverse that replaces traditional boring financial experiences with a new paradigm, “global Prosperity space” (gPs). This new asset class dynamically augments global and local realities and builds communities of aligned financial values, virtuous economies, and a trusted network. The result would be a metaverse game for the glamourous world of Wall Street, High-Speed trading involving community building, quantified self, and NFTs – a pure adrenal rush! In addition, the Company continues to build on its successful catalog that includes Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release, and Worbitol. The Company also entered into a joint development partnership with Duane Lee “Dog” Chapman, of the “Dog The Bounty Hunter” fame, to develop and promote multiple games across several platforms. For more information, please visit www.vrvrcorp.com.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or September 30, 2022.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). During the three months ended December 31, 2022 and 2021, the Company had 270,612 and 595,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three months ended December 31, 2022 and 2021.

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

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the three months ended December 31, 2022 and 2021, as all financial statement items were denominated in the US dollar. Losses from foreign currency transactions during the three months ended December 31, 2022 and 2021 totaled $30 and $379, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of December 31, 2022 and September 30, 2022, uninsured deposits in the Bermuda bank totaled $250 and $20,495, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating all of its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

Revenue - Royalties

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of December 31, 2022, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the three months ended December 31, 2022 and 2021, the Company recognized revenue from royalties of $42,224 and $30,392, respectively.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $104,509 and $83,644 at December 31, 2022 and September 30, 2022, respectively, and has determined that no allowance is necessary.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company has not established profitable operations and has incurred significant losses since its inception. The Company’s plan is to grow significantly over the next few years through strategic game development partnerships, through internal game development and through the acquisition of independent game development companies globally.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. During the three months ended June 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 4). At December 31, 2022 and September 30, 2022, the Company held these shares in treasury.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At December 31, 2022, the Company had 8,312,784 shares issued and 8,271,534 shares outstanding, with 41,250 shares held as treasury stock. At September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,00 was recorded as prepaid expense and will be amortized over the life of the contract. The total expense recognized for the three months ended December 31, 2022 was $238,192. As of December 31, 2022, total prepaid stock expense amortized was $354,699, resulting in $590,301 remaining prepaid expense.

On October 26, 2022, the Company entered into a one-year agreement with a group to assist the Company with creating a customized positive investment image and communicate that image to the investment community. As part of the agreement, they received 200,000 shares which were valued at $1.49 per share and a total of $298,000 was recorded as prepaid expense and will be amortized over the life of the contract. The total expense recognized for the three months ended December 31, 2022 was $53,885 resulting in $244,115 remaining prepaid expense.

On November 28, 2022, the Company entered into a four-month agreement with a group to assist the Company with product awareness program and to conduct customer lead generation activities. Under the agreement the Company agreed to issue the group 12,500 shares during each month of the agreement. During the three months ended December 31, 2022, the Company issued 12,500 shares of common stock, which were valued at $1.19 per share. The total expense recognized for the three months ended December 31, 2022 was $14,875.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

At December 31, 2022 and September 30, 2022, the Company had 270,612, for both period presented, of Series B convertible preferred stock issued and outstanding.

Warrants

In connection with the August 16, 2022 agreements under “Common Stock” above, the Company issued one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants at $1,286,308 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 1 and 2 years, expected volatility of 109.88%, risk-free rate of 3.28% and no dividend yield. The expense is being amortized over the life of the contract and a total of $324,220 was recognized for the three months ended December 31, 2022, resulting in $803,502 remaining as prepaid expense at December 31, 2022.

In connection with the October 26, 2022 agreement under “Common Stock” above, the Company issued a one-year warrant to purchase 200,000 common shares at $1.00 and a two-year warrant to purchase 200,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants at $363,209 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 1 and 2 years, expected volatility of 111.16%, risk-free rate of 4.75% and no dividend yield. The expense is being amortized over the life of the contract and a total of $65,676 was recognized for the three months ended December 31, 2022, resulting in $297,533 remaining as prepaid expense at December 31, 2022.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the year ended December 31, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at September 30, 2022	900,000	1.00	1.38
Granted	400,000	1.00	1.32
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at December 31, 2022	1,300,000	$1.00	1.19

The intrinsic value of warrants outstanding as of December 31, 2022 was approximately $494,000.

Note 4. Notes and Convertible Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020, and then amended on July 27, 2022 to mature on March 20, 2024. As of December 31, 2022 and September 30, 2022, the note balance was $10,000, and accrued interest on the note totaled $2,272 and $2,121, respectively.

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

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. As of December 31, 2022 and September 30, 2022, the note balance was $235,000 and $235,000, respectively, and the accrued interest was $28,104 and $19,218, respectively. The note is convertible at a price of $1.25 per share.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. As of December 31, 2022 and September 30, 2022, the note balance was $235,000 and $235,000, respectively, and the accrued interest was $22,019 and $14,911, respectively. The note is convertible at a price of $1.25 per share.

Debt discount amortization on the above notes totaled $112,857 and $96,063 during the three months ended December 31, 2022 and 2021, respectively. Total unamortized debt discount totaled $94,457 and $207,314 at December 31, 2022 and September 31, 2022, respectively.

Note 5. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of December 31, 2022 and September 30, 2022, total balance on the debt was $741,030 and accrued interest totaled $258,410 and $223,940, respectively.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of December 31, 2022 and September 30, 2022 accrued interest was $4,964 and $4,586, respectively.

Note 7. Subsequent Events

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

Results of Operations

The following discussion involves the results of operations for the three months ended December 31, 2022 and December 31, 2021.

For the Three Months Ended December 31, 2022 and 2021

Revenue increased from $30,392 for the three months ended December 31, 2021 to $42,224 for the three months ended December 31, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the three months ended December 31, 2022 and 2021 was $765,003 and $197,809, respectively. This increase was primarily due to professional fees incurred through issuances of stock and warrants that were associated with three vendor contracts.

Other income (expense) for the three months ended December 31, 2022 and 2021 was ($142,625) and ($118,635), respectively. This increase in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the current period of $112,857 versus $96,063 for the three-month period ended December 31, 2021. The Company incurred interest expense associated with additional debt brought on in the second quarter of 2021. Interest expense recorded for the three months ended December 31, 2022 and 2021 was $16,145 and $7,495, respectively. Interest expense recorded for related parties for the three months ended December 31, 2022 and 2021 was $13,971 and $15,152, respectively.

For the three months ended December 31, 2022 we recorded a net loss of $865,404. For the three months ended December 31, 2021, we recorded a net loss of $286,052. The increase in loss of $579,352 was mainly associated with additional general and administrative expenses identified above, and debt discount amortization and interest expense associated with our related party and convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $8,860. As of September 30, 2022, we had cash and cash equivalents of $36,378. Working capital was 620,278 as of December 31, 2022 compared to $809,447 at September 30, 2022. The decrease in working capital of $189,169 was primarily the result of vendor contracts associated with stock and warrants issued for services. The respective expense was recorded as a prepaid asset and amortized over the life of the contract.

Cash Flows from Operating Activities:

Net cash used in operating activities for the three months ended December 31, 2022 and 2021 was $27,518 and $83,295, respectively. The change over the two periods presented was $55,777.

Changes in operating activities for the three months ended December 31, 2022 included a decrease in accounts payable and accrued liabilities of $1,191 and increases in interest receivable of $378, royalties receivable of $20,865, interest payable, related party of $34,470, and interest payable of $16,145. The Company also had non-cash expenses of $306,952 and $389,896 in amortization of stock and warrants, respectively, issued for prepaid services, and debt discount amortization of $112,857.

Changes in operating activities for the three months ended December 31, 2021 included increases in royalty receivable of $4,519, interest receivable of $454, accounts payable and accrued liabilities of $1,486, interest payable, related party of $15,152, and interest payable of $2,029. The Company also had non-cash expenses of $93,000 in amortization of stock issued for prepaid services and debt discount amortization of $96,063.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February 2023.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ Janelle Gladstone
Janelle Gladstone
Principal Financial and Accounting Officer

