Form 10-Q
period 2023-03-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2023-05-15
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,312,784 shares of common stock as of May 15, 2023.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and September 30, 2022

(UNAUDITED)

	March 31, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,571	$36,378
Royalties receivable	125,991	83,644
Interest receivable	5,334	4,586
Note receivable	25,000	25,000
Prepaid expenses	1,222,229	1,956,215
Total current assets	1,381,125	2,105,823

TOTAL ASSETS	$1,381,125	$2,105,823

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,568	$34,591
Accounts payable, related party	20,500	-
Note payable, related party	741,030	741,030
Interest payable, related party	251,577	223,940
Convertible notes payable, net of discounts	470,000	262,686
Interest payable	65,770	34,129
Total current liabilities	1,601,445	1,296,376

LONG-TERM LIABILITIES:
Note payable	10,000	10,000
Interest payable	2,420	2,121

Total long-term liabilities	12,420	12,121
Total liabilities	1,613,865	1,308,497

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,312,784 shares issued and 8,271,534 shares outstanding at March 31, 2023, and 8,100,284 shares issued and 8,059,034 outstanding as of September 30, 2022	8,271	8,059
Additional paid-in-capital	8,271,118	7,595,246
Treasury stock (41,250 shares, $0 cost)	-	-
Accumulated deficit	(8,515,335)	(6,809,185)
Total stockholders’ equity (deficit)	(232,740)	797,326
Total liabilities and stockholders’ equity (deficit)	$1,381,125	$2,105,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2023 and 2022

(UNAUDITED)

	For the three months ended,		For the six months ended,
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Revenue – royalties	$33,373	$29,638	$75,597	$60,030

Operating expenses:
Professional fees	739,494	72,581	1,452,417	231,693
Marketing and advertising	-	40,603	48,042	75,603
General, administrative and selling	1,126	2,604	5,164	6,301
Total operating expenses	740,620	115,788	1,505,623	313,597

Loss from operations	(707,247)	(86,150)	(1,430,026)	(253,567)

Other income (expense)
Other income	370	444	748	898
Amortization of debt discount	(94,457)	(96,376)	(207,314)	(192,439)
Interest expense, related party	(13,666)	(13,136)	(27,637)	(28,288)
Interest expense	(25,792)	(8,547)	(41,937)	(16,042)
Gain (loss) from foreign currency transactions	46	(194)	16	(573)
Total other income (expense)	(133,499)	(117,809)	(276,124)	(236,444)

Net loss	$(840,746)	$(203,959)	$(1,706,150)	$(490,011)

Loss per share – basic and diluted	$(0.10)	$(0.03)	$(0.21)	$(0.07)

Weighted average number of shares outstanding – basic and diluted	8,312,784	6,963,492	8,280,504	6,940,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended March 31, 2023 and 2022

(UNAUDITED)

For the three months ended March 31, 2023

	Preferred Stock						Additional	Treasury			Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	(Deficit)
Balance December 31, 2022	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(7,674,589)	$608,006

Net loss	-	-	-	-	-	-	-	-	-	(840,746)	(840,746)

Balance, March 31, 2023	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

For the three months ended March 31, 2022

	Preferred Stock						Additional	Treasury			Total
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par Value	Deficit	Deficit
Balance December 31, 2021	50,000	$500	595,612	$5,956	6,960,284	$6,960	$4,611,287	-	$-	$(5,425,128)	$(800,425)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	206,167	-	-	-	206,250

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(203,959)	(203,959)

Balance, March 31, 2022	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

For the six months ended March 31, 2023

	Preferred Stock						Additional	Treasury			Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	(Deficit)
Balance September 30, 2022	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,809,185)	$797,326

Common Stock issued for services	-	-	-	-	12,500	12	14,863	-	-	-	14,875

Common stock issued for prepaid services	-	-	-	200,000	200	297,800	-	-	-		298,000
Warrants issued for prepaid services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(1,706,150)	(1,706,150)

Balance, March 31, 2023	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

For the six months ended March 31, 2022

	Preferred Stock						Additional	Treasury			Total
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par Value	Deficit	Deficit
Balance September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,139,076)	$(607,373)

Stock issued for services	-	-	-	-	60,000	60	92,940	-	-	-	93,000

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	206,167	-	-	-	206,250

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(490,011)	(490,011)

Balance, March 31, 2022	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended March 31, 2023 and 2022

(UNAUDITED)

	For the six months ended,
	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,706,150)	$(490,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	14,875	93,000
Debt discount amortization	207,314	192,439
Amortization of prepaid stock-based compensation	1,395,195	-
Changes in operating assets and operating liabilities:
Interest receivable	(748)	(898)
Royalty receivable	(42,347)	4,382
Accounts payable and accrued liabilities	38,477	(30,414)
Accrued interest payable, related parties	27,637	28,288
Accrued interest payable	31,940	1,274
Net cash used in operating activities	(33,807)	(201,940)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	217,375
Payment on notes payable, related parties	-	(235,000)
Net cash used in financing activities	-	(17,625)

Net change in cash and cash equivalents	(33,807)	(219,565)

Cash and cash equivalents, beginning of period	36,378	251,064

Cash and cash equivalents, end of period	$2,571	$31,499

Supplemental disclosure of cash flow information:
Interest paid	$10,000	$14,769
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Debt discount on notes payable	$-	$17,625
Stock issued for commitment fee debt discount on note payable	$-	$206,250
Common stock issued for prepaid services	$298,000	$-
Warrants issued for prepaid services	$363,209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended

March 31, 2023

Note 1. Basis of Presentation

While the information presented in the accompanying March 31, 2023 financial statements is unaudited and condensed, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2022 audited financial statements (and notes thereto). Operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ending September 30, 2023.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023 or September 30, 2022.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). During the three and six months ended March 31, 2023 and 2022, the Company had 270,612 and 595,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. In addition, during the three and six month ended March 31, 2023 and 2022, the Company had 1,300,000 and -0- warrants outstanding respectively. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three and six months ended March 31, 2023 and 2022.

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

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the three and six months ended March 31, 2023 and 2022, as all financial statement items were denominated in the US dollar. (Losses) gains from foreign currency transactions during the three months ended March 31, 2023 and 2022 totaled $46 and ($194), respectively. (Losses) gains from foreign currency transactions during the six months ended March 31, 2023 and 2022 totaled $16 and ($573), respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of March 31, 2023 and September 30, 2022, uninsured deposits in the Bermuda bank totaled $250 and $20,495, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating all of its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

Revenue - Royalties

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of March 31, 2023, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the three months ended March 31, 2023 and 2022, the Company recognized revenue from royalties of $33,373 and $29,638, respectively. During the six months ended March 31, 2023 and 2022, the Company recognized revenue from royalties of $75,597 and $60,030, respectively.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $125,991 and $83,644 at March 31, 2023 and September 30, 2022, respectively, and has determined that no allowance is necessary.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. During the three months ended June 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 4). At March 31, 2023 and September 30, 2022, the Company held these shares in treasury.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At March 31, 2023, the Company had 8,312,784 shares issued and 8,271,534 shares outstanding, with 41,250 shares held as treasury stock. At September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 was recorded as prepaid expense and will be amortized over the life of the contract. Total expense recognized for the three months ended March 31, 2023 was $233,014. Total expense recognized for the six months ended March 31, 2023 was $471,205. As of March 31, 2023, total prepaid stock expense amortized was $587,712, resulting in $357,288 remaining prepaid expense.

On October 26, 2022, the Company entered into a one-year agreement with a group to assist the Company with creating a customized positive investment image and communicate that image to the investment community. As part of the agreement, they received 200,000 shares which were valued at $1.49 per share and a total of $298,000 was recorded as prepaid expense and will be amortized over the life of the contract. The total expense recognized for the three months ended March 31, 2023 was $73,479. Total expense recognized for the six months ended March 31, 2023 was $127,364 resulting in $170,636 remaining prepaid expense.

On November 28, 2022, the Company entered into a four-month agreement with a group to assist the Company with product awareness program and to conduct customer lead generation activities. Under the agreement the Company agreed to issue the group 12,500 shares during each month of the agreement. During the three months ended December 31, 2022, the Company issued 12,500 shares of common stock, which were valued at $1.19 per share. The total expense recognized for the three months ended December 31, 2022 was $14,875. Work on this contract was temporarily paused after one month so no further payments were made, and the Company is currently renegotiating the contract with the vendor.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

At March 31, 2023 and September 30, 2022, the Company had 270,612 shares of Series B convertible preferred stock issued and outstanding.

Warrants

In connection with the August 16, 2022 agreements under “Common Stock” above, the Company issued one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants of 1 and 2 years, expected volatility of 109.88%, risk-free rate of 3.28% and no dividend yield. The total expense of $1,127,722 is being amortized over the life of the contract and a total of $317,172 was recognized for the three months ended March 31, 2023.A total of $641,392 was recognized for the six months ended March 31, 2023 resulting in $486,330 remaining as prepaid expense at March 31, 2023.

In connection with the October 26, 2022 agreement under “Common Stock” above, the Company issued a one-year warrant to purchase 200,000 common shares at $1.00 and a two-year warrant to purchase 200,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants at $363,209 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 1 and 2 years, expected volatility of 111.16%, risk-free rate of 4.75% and no dividend yield. The total expense of $363,209 is being amortized over the life of the contract and a total of $89,559 was recognized for the three months ended March 31, 2023. A total of $155,234 was recognized for the six months ended March 31, 2023, resulting in $207,975 remaining as prepaid expense at March 31, 2023.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the year ended March 31, 2023:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at September 30, 2022	900,000	1.00	1.38
Granted	400,000	1.00	1.07
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at March 31, 2023	1,300,000	$1.00	0.94

The intrinsic value of warrants outstanding as of March 31, 2023 was $-0-, as the exercise price exceeded the Company’s stock price.

Note 4. Notes and Convertible Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020, and then amended on July 27, 2022 to mature on March 20, 2024. The maturity date has been extended to March 20, 2025. As of March 31, 2023 and September 30, 2022, the note balance was $10,000, and accrued interest on the note totaled $2,420 and $2,121, respectively.

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

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. As of March 31, 2023 and September 30, 2022, the note balance was $235,000 and $235,000, respectively, and the accrued interest was $36,796 and $19,218, respectively. The note is convertible at a price of $1.25 per share. As of March 15, 2023, the note was in default. On March 28, 2023, the Company paid $5,000 to extend the maturity date to May 31, 2023. This fee is included in interest expense on the statements of operations.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. As of March 31, 2023 and September 30, 2022, the note balance was $235,000 and $235,000, respectively, and the accrued interest was $28,974 and $14,911, respectively. The note is convertible at a price of $1.25 per share. As of March 15, 2023, the note was in default. On March 28, 2023, the Company paid $5,000 to extend the maturity date to May 31, 2023. This fee is included in interest expense on the statements of operations.

Debt discount amortization on the above notes totaled $94,457 and $96,376 during the three months ended March 31, 2023 and 2022, respectively. Debt discount amortization on the above notes totaled $207,314 and $192,439 during the six months ended March 31, 2023 and 2022, respectively. Total unamortized debt discount totaled $0 and $207,314 at March 31, 2023 and September 31, 2022, respectively.

Note 5. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matured on December 31, 2022. All principal and interest were due at maturity and there was no prepayment penalty for early repayment of the note. As of March 31, 2023 and September 30, 2022, total balance on the debt was $741,030 and accrued interest totaled $251,577 and $223,940, respectively. As of December 31, 2022, the note was in default. The Company is currently negotiating new terms for this note.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. As of March 31, 2023 and September 30, 2022 accrued interest was $5,334 and $4,586, respectively.

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

Results of Operations

The following discussion involves the results of operations for the three and six months ended March 31, 2023 and March 31, 2022.

.

For the Three Months Ended March 31, 2023 and 2022

Revenue increased slightly from $29,638 for the three months ended March 31, 2022 to $33,373 for the three months ended March 31, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the three months ended March 31, 2023 and 2022 was $740,620 and $115,788, respectively. This increase was primarily due to professional fees incurred through issuances of stock and warrants that were associated with three vendor contracts.

Other income (expense) for the three months ended March 31, 2023 and 2022 was ($133,499) and ($117,809), respectively. This increase in expense was mainly due to interest expense in the current period of $25,792 versus $8,547 for the three month period ended March 31, 2022. Interest expense on related party debt recorded for the three months ended March 31, 2023 and 2022 was $13,666 and $13,136, respectively. Non cash transactions associated with the amortization of debt discount for the three months ended March 31, 2023 were $94,457 versus $96,376 for the three months ended March 31, 2022.

For the three months ended March 31, 2023 we recorded a net loss of $840,746. For the three months ended March 31, 2022, we recorded a net loss of $203,959. The increase in loss of $636,787 was mainly associated with the decrease in revenue, additional general and administrative expenses related to stock based compensation identified above, and interest expense associated with our convertible notes payable.

For the Six Months Ended March 31, 2023 and 2022

Revenue increased from $60,030 for the six months ended March 31, 2022 to $75,597 for the six months ended March 31, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the six months ended March 31, 2023 and 2022 was $1,505,623 and $313,597, respectively. This increase was primarily due to professional fees incurred through issuances of stock and warrants that were associated with three vendor contracts.

Other income (expense) for the six months ended March 31, 2023 and 2022 was ($276,124) and ($236,444), respectively. This increase in expense was mainly due to interest expense in the current period of $41,937 versus $16,042 for the six month period ended March 31, 2022. Interest expense on related party debt recorded for the six months ended March 31, 2023 and 2022 was $27,637 and $28,288, respectively. Non cash transactions associated with the amortization of debt discount for the six months ended March 31, 2023 were $207,314 versus $192,439 for the six months ended March 31, 2022.

For the six months ended March 31, 2023 we recorded a net loss of $1,706,150. For the six months ended March 31, 2022, we recorded a net loss of $490,011. The increase in loss of $1,216,139 was mainly associated with the decrease in revenue, additional general and administrative expenses identified above, and interest expense associated with our convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $2,571. As of September 30, 2022, we had cash and cash equivalents of $36,378. Working capital was $(220,320) as of March 31, 2023 compared to $809,447 at September 30, 2022. The decrease in working capital of $1,029,767 was primarily the result of vendor contracts associated with stock and warrants issued for services. The respective expense was recorded as a prepaid asset and amortized over the life of the contract.

Cash Flows from Operating Activities:

Net cash used in operating activities for the six months ended March 31, 2023 and 2022 was $33,807 and $201,940, respectively. The change over the two periods presented was $168,133.

Changes in operating activities for the six months ended March 31, 2023 included increases in accounts payable of $38,477, interest receivable of $748, royalties receivable of $42,347, interest payable, related party of $27,637, and interest payable of $31,940. The Company also had non-cash expenses of $14,875 in stock issued for services, $1,395,195 in amortization of stock and warrants issued for prepaid services, and debt discount amortization of $207,314.

Changes in operating activities for the six months ended March 31, 2022 included increases in interest receivable of $898, interest payable, related party of $28,288, and interest payable of $1,274, as well as a decrease in royalty receivable of $4,382. The Company also had non-cash expenses of $93,000 in amortization of stock issued for prepaid services and debt discount amortization of $192,439.

Cash Flows from Investing Activities:

The Company had no cash flows from investing activities during the six months ended March 31, 2023 or 2022.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2023 and 2022 was $0 and $17,625, respectively. The change over the two periods presented was $17,625, and is due to repayments on notes payable, related parties totaling $235,000 offset by proceeds from notes payable totaling $2,17,375 during the six months ended March 31, 2022. No cash flows from financing activities in the six months ended March 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2023.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ Janelle Gladstone
Janelle Gladstone
Principal Financial and Accounting Officer

