Form 10-Q
period 2023-06-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2023-08-21
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,151,534 shares of common stock as of August 17, 2023.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and September 30, 2022

(UNAUDITED)

	June 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,832	$36,378
Royalties receivable	82,214	83,644
Interest receivable	5,708	4,586
Note receivable	25,000	25,000
Prepaid expenses	-	1,956,215
Total current assets	114,754	2,105,823

TOTAL ASSETS	$114,754	$2,105,823

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$110,529	$34,591
Interest payable, related party	-	223,940
Interest payable	350,843	34,129
Notes payable, related party	-	741,030
Notes payable	741,030	-
Convertible notes payable, net of discounts	470,000	262,686
Total current liabilities	1,672,402	1,296,376

LONG-TERM LIABILITIES:
Notes payable	10,000	10,000
Interest payable	2,569	2,121

Total long-term liabilities	12,569	12,121
Total liabilities	1,684,971	1,308,497

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706
Common stock, $0.001 par value; 90,000,000 shares authorized, 8,842,784 shares issued and 8,151,534 shares outstanding at June 30, 2023, and 8,100,284 shares issued and 8,059,034 outstanding as of September 30, 2022	8,151	8,059
Additional paid-in-capital	5,495,390	7,595,246
Treasury stock (691,250 and 41,250 shares at June 30, 2023 and September 30, 2022, respectively, $0 cost)	-	-
Accumulated deficit	(7,076,964)	(6,809,185)
Total stockholders’ equity (deficit)	(1,570,217)	797,326
Total liabilities and stockholders’ equity (deficit)	$114,754	$2,105,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2023 and 2022

(UNAUDITED)

	For the three months ended,		For the nine months ended,
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenue – royalties	$35,136	$20,689	$110,733	$80,719

Operating expenses:
Professional fees	(1,480,843)	254,364	(28,426)	486,057
Marketing and advertising	37,056	255,550	85,098	314,485
Research and development	-	16,539	-	16,539
General, administrative and selling	4,356	13,368	9,520	36,337
Total operating expenses	(1,439,431)	539,821	66,192	853,418

Income (loss) from operations	1,474,567	(519,132)	44,541	(772,699)

Other income (expense)
Other income	374	449	1,122	1,347
Amortization of debt discount	-	(117,764)	(207,314)	(310,203)
Interest expense, related party	-	(14,084)	(27,637)	(42,373)
Interest expense	(36,148)	(16,741)	(78,085)	(32,784)
Loss from foreign currency transactions	(422)	(79)	(406)	(650)
Total other income (expense)	(36,196)	(148,219)	(312,320)	(384,663)

Net income (loss)	$1,438,371	$(667,351)	$(267,779)	$(1,157,362)

Income (loss) per share -
Basic	$0.17	$(0.06)	$(0.03)	$(0.16)
Diluted	$0.16	$(0.06)	$(0.03)	$(0.16)

Weighted average number of shares outstanding –
Basic	8,320,435	7,369,188	8,266,314	7,083,577
Diluted	9,195,031	7,369,188	9,140,910	7,083,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended June 30, 2023 and 2022

(UNAUDITED)

For the three months ended June 30, 2023

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance March 31,2022	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

Stock issued for services	-	-	-	-	530,000	530	78,970	-	-	-	79,500

Redemption of stock issued for prepaid services	-	-	-	-	(650,000)	(650)	(1,242,350)	650,000	-	-	(1,243,000)

Redemption of warrants issued for prepaid services	-	-	-	-	-	-	(1,649,518)	-	-	-	(1,649,518)

Options issued for services	-	-	-	-	-	-	37,170	-	-	-	37,170

Net loss	-	-	-	-	-	-	-	-	-	1,438,371	1,438,371

Balance, June 30, 2023	50,000	$500	270,612	$2,706	8,151,534	$8,151	$5,495,390	691,250	$-	$(7,076,964)	$(1,570,217)

For the three months ended June 30, 2022

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance March 31,2022	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	82	206,168	-	-	-	206,250

Stock issued for cash	-	-	-	-	30,000	30	37,470	-	-	-	37,500

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Stock issued for services	-	-	-	-	160,000	160	287,840	-	-	-	288,000

Net loss	-	-	-	-	-	-	-	-	-	(667,351)	(667,351)

Balance, June 30, 2022	50,000	$500	270,612	$2,706	7,599,034	$7,599	$5,351,898	41,250	$-	$(6,296,438)	$(933,735)

For the nine months ended June 30, 2023

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance September 30, 2022	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,809,185)	$797,326

Stock issued for services	-	-	-	-	542,500	542	93,833	-	-	-	94,375

Options issued for services	-	-	-	-	-	-	37,170	-	-	-	37,170

Common stock issued for prepaid services	-	-	-	-	200,000	200	297,800	-	-	-	298,000

Redemption of stock issued for prepaid services	-	-	-	-	(650,000)	(650)	(1,242,350)	650,000	-	-	(1,243,000)

Redemption of warrants issued for prepaid services	-	-	-	-	-	-	(1,649,518)	-	-	-	(1,649,518)

Warrants issued for prepaid services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(267,779)	(267,779)

Balance, June 30, 2023	50,000	$500	270,612	$2,706	8,151,534	$8,151	$5,495,390	691,250	$-	$(7,076,964)	$(1,570,217)

For the nine months ended June 30, 2022

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance September 30, 2021	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,139,076)	$(607,373)

Stock issued for services	-	-	-	-	220,000	220	380,780	-	-	-	381,000

Stock issued for cash	-	-	-	-	30,000	30	37,470	-	-	-	37,500

Stock issued for commitment fee debt discount on note payable	-	-	-	-	165,000	165	412,335	-	-	-	412,500

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,157,362)	(1,157,362)

Balance, June 30, 2022	50,000	$500	270,612	$2,706	7,599,034	$7,599	$5,351,898	41,250	$-	$(6,296,438)	$(933,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Nine Months Ended June 30, 2023 and 2022

(UNAUDITED)

	For the nine months ended,
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(267,779)	$(1,157,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	94,375	381,000
Amortization of debt discount	207,314	310,203
Net reversal of amortization of prepaid stock-based compensation	(275,094)	-
Options issued for services	37,170
Changes in operating assets and operating liabilities:
Interest receivable	(1,122)	(1,347)
Royalties receivable	1,430	26,202
Accounts payable and accrued liabilities	75,938	(34,714)
Accrued interest payable, related party	-	42,372
Accrued interest payable	93,222	18,016
Net cash used in operating activities	(34,546)	(415,630)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	434,750
Proceeds from sale of common stock	-	37,500
Payment on notes payable, related parties	-	(235,000)
Net cash provided by financing activities	-	237,250

Net change in cash and cash equivalents	(34,546)	(178,380)

Cash and cash equivalents, beginning of period	36,378	251,064

Cash and cash equivalents, end of period	$1,832	$72,684

Supplemental disclosure of cash flow information:
Interest paid	$-	$14,769
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Debt discount on notes payable	$-	$35,250
Stock issued for commitment fee debt discount on note payable	$-	$412,500
Common stock issued for prepaid services	$298,000	$-
Redemption of common stock and warrants issued for prepaid services	$2,892,518	-
Warrants issued for prepaid services	$363,209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended

June 30, 2023

Note 1. Basis of Presentation

While the information presented in the accompanying June 30, 2023 financial statements is unaudited and condensed, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2022 audited financial statements (and notes thereto). Operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ending September 30, 2023.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2023 or September 30, 2022.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis. During the three and nine months ended June 30, 2023 and 2022, the Company had 270,612 and 595,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. During the three and nine month ended June 30, 2023 and 2022, the Company had 250,000 and -0- vested options outstanding respectively. Applying the treasury method, the dilutive effect on the options was 160,714 shares on June 30, 2023. In addition, in March 2022 the Company issued two $235,000 convertible notes that are convertible into common shares at $1.25 per share. The dilutive effect of these convertible notes was 443,270 and 403,303 shares on June 30, 2023 and 2022 respectively. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three months ended June 30, 2022, and nine months ended June 30, 2023 and 2022.

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock warrants, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  Upon repurchase of the award, any unrecognized compensation, net of cash payments are expensed immediately. Awards forfeited due to unfulfillment of obligations, such as termination of employment prior to the award being fully vested, for no cash or other consideration, are not recognized as an expense and any previously recognized costs are reversed in the period of forfeiture.

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

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the three and nine months ended June 30, 2023 and 2022, as all financial statement items were denominated in the US dollar. Losses from foreign currency transactions during the three months ended June 30, 2023 and 2022 totaled $422 and $79, respectively, and $406 and $650 during the nine months ended June 30, 2023 and 2022, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of June 30, 2023 and September 30, 2022, uninsured deposits in the Bermuda bank totaled $250 and $20,495, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating all of its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

Revenue - Royalties

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of June 30, 2023, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the three months ended June 30, 2023 and 2022, the Company recognized revenue from royalties of $35,136 and $20,689, respectively. During the nine months ended June 30, 2023 and 2022, the Company recognized revenue from royalties of $110,733 and $80,719, respectively.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $82,214 and $83,644 at June 30, 2023 and September 30, 2022, respectively, and has determined that no allowance is necessary.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. During the three months ended June 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 4). At June 30, 2023 and September 30, 2022, the Company held these shares in the treasury.

During the three months ended June 30, 2023, the Company acquired 200,000 shares at a $0 cost of its then-issued and outstanding common stock pursuant to a termination agreement dated May 17, 2023, regarding an agreement dated October 26, 2022. Under the termination agreement, 200,000 shares that had been previously granted by the Company were returned to the Company treasury. On July 5, 2023, the Company acquired 450,000 shares at $0 cost pursuant to a termination agreement with two groups due to non-performance on an agreement dated August 16, 2022 (see Note 7). Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023, and 450,000 shares were returned to the treasury.

At June 30, 2023 and September 30, 2022, the Company held 691,250 and 41,250 shares in treasury at $0 cost.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. On June 30, 2023, the Company had 8,842,784 shares issued and 8,151,534 shares outstanding, with 941,250 shares held as treasury stock. On September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 was recorded as prepaid expense and was to be amortized over the life of the contract. On July 5, 2023, the Company entered into a termination agreement with these two groups due to non-performance, whereby the shares were returned to the Company’s treasury (see Note 7). Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023 and 450,000 shares were returned to the treasury. The parties negotiated a cash payment of $45,000 for services rendered, which was expensed during the nine months ended June 30, 2023 and is reflected in accounts payable and accrued liabilities at June 30, 2023. Under ASC Topic 718 Compensation - Stock Compensation, awards forfeited due to unfulfillment of obligations are not recognized as an expense, and any previously recognized costs are reversed in the period of forfeitures. No additional amortization of the prepaid expense was recorded during the three months ended June 30, 2023, and the previously-recorded expense from the contract’s inception through March 31, 2023 of $587,712 was reversed on June 30, 2023 and reflected as a reduction to professional fees in the consolidated statements of operations.

On October 26, 2022, the Company entered into a one-year agreement with a group to assist the Company with creating a customized positive investment image and communicate that image to the investment community. As part of the agreement, they received 200,000 shares which were valued at $1.49 per share and a total of $298,000 was recorded as prepaid expense to be amortized over the life of the contract. On May 17, 2023, the Company entered into a termination agreement due to non-performance, whereby the 200,000 shares were returned to the Company’s treasury. Under ASC Topic 718 Compensation - Stock Compensation, awards forfeited due to unfulfillment of obligations are not recognized as an expense, and any previously recognize costs are reversed in the period of forfeitures. No additional amortization of the prepaid expense was recorded during the three months ended June 30, 2023, and the previously-recorded expense from the contract’s inception through March 31, 2023 of $127,364 was reversed on June 30, 2023 and reflected as a reduction to professional fees in the consolidated statements of operations.

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

On June 5, 2023, the Company’s Board of Directors approved the grant of 530,000 shares of common stock in total to three contractors and to three directors. The shares were valued at $0.15 per share, which was the closing price of the Company’s stock on the grant date. An expense of $79,500 was recognized for the quarter ended June 30, 2023.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

At June 30, 2023 and September 30, 2022, the Company had 50,000 shares of Series A preferred stock and 270,612 shares of Series B convertible preferred stock issued and outstanding.

Warrants

In connection with the August 16, 2022 agreements under “Common Stock” above, the Company issued one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants of 1 and 2 years, expected volatility of 109.88%, risk-free rate of 3.28% and no dividend yield. The total expense of $1,286,309 was being amortized over the life of the contract. On July 5, 2023, the Company entered into a termination agreement with these two groups due to non-performance, whereby the warrants were forfeited. Because the non-performance was apparent at June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023 and the 900,000 warrants were cancelled. Under ASC Topic 718 Compensation - Stock Compensation, awards forfeited due to unfulfillment of obligations are not recognized as an expense, and any previously recognized costs are reversed in the period of forfeitures. No additional expense was recorded during the three months ended June 30, 2023, and the previously-recorded expense from the contract’s inception through March 31, 2023 of $799,978 was reversed on June 30, 2023 and reflected as a reduction to professional fees in the consolidated statements of operations.

In connection with the October 26, 2022 agreement under “Common Stock” above, the Company issued a one-year warrant to purchase 200,000 common shares at $1.00 and a two-year warrant to purchase 200,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants at $363,209 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 1 and 2 years, expected volatility of 111.16%, risk-free rate of 4.75% and no dividend yield. On May 17, 2023, the Company entered into a termination agreement with the group whereby the 400,000 warrants were cancelled. Under ASC Topic 718 Compensation - Stock Compensation, awards forfeited due to unfulfillment of obligations are not recognized as an expense, and any previously recognize costs are reversed in the period of forfeitures. No additional expense was recorded during the three months ended June 30, 2023, and the previously-recorded expense from the contract’s inception through March 31, 2023 of $155,235 was reversed on June 30, 2023 and reflected as a reduction to professional fees in the consolidated statements of operations.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the nine months ended June 30, 2023:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at September 30, 2022	900,000	1.00	1.38
Granted	400,000	1.00	1.07
Exercised	-	-	-
Forfeited	(1,300,000)	1.00	-
Warrants outstanding and exercisable at June 30, 2023	-	$1.00	-

The intrinsic value of warrants outstanding as of June 30, 2023 was $-0-, as the exercise price exceeded the Company’s stock price.

Options

In connection with a consulting agreement with the Company’s new Director dated June 5, 2023, the Company issued a ten-year option to purchase 1,000,000 common shares at $0.15 per share. The option to purchase 250,000 shares vested immediately and the option to purchase an additional 250,000 will vest on the anniversary date of the agreement in each of the following three years. On the date of the grant, the Company valued the option at $148,679 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 10 years, expected volatility of 163.36%, risk-free rate of 3.66% and no dividend yield. The options are being expensed over the vesting period and an expense of $37,170 was recognized during the three months ended June 30, 2023.

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Options outstanding at September 30, 2022	-	-	-
Granted	1,000,000	0.15	9.94
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding at June 30, 2023	1,000,000	0.15	9.94
Options exercisable at June 30, 2023	250,000	$0.15	9.94

The intrinsic value of options outstanding as of June 30, 2023 was $270,000.

Note 4. Notes and Convertible Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020, and then amended on July 27, 2022 to mature on March 20, 2024. The maturity date has been extended to March 20, 2025. As of June 30, 2023 and September 30, 2022, the note balance was $10,000, and accrued interest on the note totaled $2,569 and $2,121, respectively.

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

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount was amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matured on March 15, 2023. As of June 30, 2023 and September 30, 2022, the note balance was $235,000 and $235,000, respectively, and the accrued interest was $45,584 and $19,218, respectively. The note is convertible at a price of $1.25 per share. As of March 15, 2023, the note was in default. On March 28, 2023, June 9, 2023 and July 13, 2023, the Company paid a total of $10,000 to extend the maturity date to August 31, 2023. These fees are included in interest expense on the statements of operations.

On March 21, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount was amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. As of June 30, 2023 and September 30, 2022, the note balance was $235,000 and $235,000, respectively, and the accrued interest was $38,503 and $14,911, respectively. The note is convertible at a price of $1.25 per share. As of March 15, 2023, the note was in default. On March 29, 2023 and July 13, 2023, the Company paid a total of $10,000 to extend the maturity date to August 31, 2023. These fees are included in interest expense on the statements of operations.

Debt discount amortization on the above notes totaled $4,570 and $96,376 during the three months ended June 30, 2023 and 2022, respectively. Debt discount amortization on the above notes totaled $207,314 and $310,203 during the nine months ended June 30, 2023 and 2022, respectively. Total unamortized debt discount totaled $0 and $207,314 at June 30, 2023 and September 31, 2022, respectively.

Note 5. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matured on December 31, 2022. All principal and interest were due at maturity and there was no prepayment penalty for early repayment of the note. The Company is currently negotiating new maturity terms of the note. As of June 30, 2023 and September 30, 2022, total balance on the debt was $741,030 and accrued interest totaled $266,756 and $223,940, respectively. On May 10, 2023 the note was transferred to non-related party and as of June 30 2023, it is presented on the consolidated balance sheets as a note payable.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. As of June 30, 2023 and September 30, 2022 accrued interest was $5,708 and $4,586, respectively.

Note 7. Subsequent Events

The Company evaluated events occurring subsequent to June 30, 2023 through the date the financial statements were issued and noted the following events requiring disclosure:

Termination of Previous Agreement:

On August 16, 2022, the Company had entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 was recorded as prepaid expense to be amortized over the life of the contract. In addition, the Company issued a one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00.

On July 5, 2023, the parties agreed to terminate the agreement in an agreement and mutual release, the 450,000 shares were returned to the Company’s treasury and the warrants were cancelled. The Company paid each group a fee for services of $22,500 , which was expensed as professional fees. All parties agreed that no further payments or consideration will be due to either of the groups. Because this transaction was deemed to be a type 1 subsequent event, the accounting treatment was reflected retroactively to June 30, 2023, whereby the shares were returned to treasury at $0 cost, the previously-recognized expense of $578,712 was reversed and reflected as a reduction to professional fees, and the $45,000 total payment was recorded in accounts payable.

Unregistered Sales of Equity Securities:

On July 14, 2023 the Company sold 1,200,481 shares of its Series C Preferred Stock to a private investor for $0.1666 per share, raising an aggregate amount of $200,000.

Each Series C preferred share:

●	is entitled to an annual dividend of $0.01 per share when, as and if declared by the Company’s directors,
●	does not have any voting rights,
●	is entitled to $0.10 per share upon any liquidation, distribution or winding up of the Company, and
●	is convertible into one share of the Company’s common stock.

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

Results of Operations

The following discussion involves the results of operations for the three and nine months ended June 30, 2023 and June 30, 2022.

For the Three Months Ended June 30, 2023 and 2022

Revenue increased slightly from $20,689 for the three months ended June 30, 2022 to $35,136 for the three months ended June 30, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the three months ended June 30, 2023 and 2022 was ($1,439,431) and $539,821, respectively. This decrease was primarily due to stock-based compensation redemption of stocks and warrants issued for services under contracts that were terminated due to non-performance during the three months ended June 30, 2023. The reversal of previously-recognized expense resulted in a negative expense balance in professional fees.

Other income (expense) for the three months ended June 30, 2023 and 2022 was ($36,196) and ($148,219), respectively. This decrease in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the amount of $117,764 for the three months ended June 30, 2022. The discount was fully amortized at March 31, 2023, resulting in $0 amortization during the three months ended June 30, 2023.

For the three months ended June 30, 2023 we recorded net income of $1,438,371. For the three months ended June 30, 2022, we recorded a net loss of $667,351. The decrease in loss of $2,105,722 was mainly associated with the redemption of stock and warrants that were issued for services, offset by non-cash transactions associated with the amortization of debt discount in the amount of $117,764 for the three months ended June 30, 2022.

For the Nine Months Ended June 30, 2023 and 2022

Revenue increased from $80,719 for the nine months ended June 30, 2022 to $110,733 for the nine months ended June 30, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the nine months ended June 30, 2023 and 2022 was $66,192 and $853,418, respectively. This increase was primarily due to the redemption of stock and warrants issued for services as explained above.

Other income (expense) for the nine months ended June 30, 2023 and 2022 was ($312,320) and ($384,663), respectively. This decrease in expense was mainly due to amortization of debt discount of $207,314 during the nine months ended June 30, 2023 compared to $310,203, offset by an increase in interest expense in the current period to $62,906 versus $32,784 for the nine-month period ended June 30, 2022.

For the nine months ended June 30, 2023 we recorded a net loss of $267,779. For the nine months ended June 30, 2022, we recorded a net loss of $1,157,362. The decrease in loss of $889,583 was mainly associated with the increase in revenue, offset by a decrease in general and administrative expenses identified above, and the impacts of debt discount amortization and interest expense associated with our notes payable.

Liquidity and Capital Resources

As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $1,832 and $36,378, respectively. Working capital was $(1,557,648) as of June 30, 2023 compared to $809,447 at September 30, 2022. The decrease in working capital of $2,367,095 was primarily the result of the redemption and reversal of $1,956,215 in prepaid expenses, $92,774 in interest accrued on notes payable, and $207,314 in debt discount amortization during the nine months ended June 30, 2023.

Cash Flows from Operating Activities:

Net cash used in operating activities for the nine months ended June 30, 2023 and 2022 was $34,546 and $415,630, respectively. The change over the two periods presented was $381,084.

Changes in operating activities for the nine months ended June 30, 2023 included increases in accounts payable of $75,938, interest receivable of $1,122 and interest payable of $93,222 offset by a decrease in royalties receivable of $1,430. The Company also had non-cash expenses of $37,170 in options issued for services, stock issued for services of 94,375, debt discount amortization of $207,314, and $275,094 in net reversal of amortization of stock and warrants issued for prepaid services.

Changes in operating activities for the nine months ended June 30, 2022 included increases in interest receivable of $1,347, interest payable, related party of $42,372, and interest payable of $18,016, as well as a decrease in royalty receivable of $26,202 and accounts payable and accrued liabilities of $34,714. The Company also had non-cash expenses of $381,000 for stock issued for services and $310,203 in amortization of stock issued for prepaid services.

Cash Flows from Investing Activities:

The Company had no cash flows from investing activities during the nine months ended June 30, 2023 or 2022.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the nine months ended June 30, 2023 and 2022 was $0 and $237,250, respectively. The change over the two periods presented is due to repayments on notes payable, related parties totaling $235,000 offset by proceeds from notes payable of $434,750 and proceeds from the sale of common stock of $37,500 during the nine months ended June 30, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2023 the Company sold 1,200,481 shares of its Series C Preferred Stock to a private investor for $0.1666 per share, raising an aggregate amount of $200,000. The proceeds are for general and administrative expenses. (See Note 7).

Each Series C preferred share:

●	is entitled to an annual dividend of $0.01 per share when, as and if declared by the Company’s directors,
●	does not have any voting rights,
●	is entitled to $0.10 per share upon any liquidation, distribution or winding up of the Company, and
●	is convertible into one share of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of August 2023.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

