Form 10-K/A
period 2022-09-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-04-16
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2022 (the end of the registrant’s most recently-completed second fiscal quarter) was $16,362,682.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,312,784 shares of common stock as of December 26, 2022.

EXPLANATORY NOTE

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 (the “Original 10-Q”) of Business First Bancshares, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

FORM 10-K/A

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

Treasury Stock

The Company accounts for treasury stock using the cost method. During the years ended September 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 6). At September 30, 2022 and 2021, the Company held in treasury 41,250 and 0 shares, respectively, at total cumulative cost of $0.

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

Cautionary Statement about Forward-Looking Statements

This Form 10-K/A contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, and other characterizations of future events or circumstances are forward-looking statements.

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

Revenue decreased 29% from $202,472 for the year ended September 30, 2021 to $144,716 for the year ended September 30, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital. This decrease in revenue is largely due to the fact that these games have been in the marketplace for several years and decreasing revenue over time is part of the natural sales cycle for video games. Over the last year, the Company has entered into several new development agreements, that when completed should substantially increase the Company’s revenue.

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

For the years ended September 30, 2022 and 2021, we recorded a loss of $1,656,019 and $110,899, respectively. The increase of $1,545,120 was mainly associated with the decrease in revenue in 2022 offset by increases in operating expenses and amortization of debt discount in fiscal 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $36,378, compared to $251,064 at September 30, 2021. Working capital was $831,659 as of September 30, 2022, compared to $301,876 at September 30, 2021. The increase in working capital of $529,783 was due primarily to an increase in prepaid expenses of $1,956,215 at September 30, 2022 and reclass of related party debt of $741,030 principal and accrued interest of $223,940 from long-term liabilities at September 30, 2021 to current liabilities at September 30, 2022.

Cash Flows from Operating Activities:

Net cash used in operating activities for the year ended September 30, 2022 was $464,436. Net cash provided by operating activities for the year ended September 30, 2021 was $4,945. The change over the two years presented was $469,381.

Cash flows used in operating activities for the year ended September 30, 2022 included a net loss of $1,656,019, offset by stock-based compensation of $656,093, debt discount amortization of $423,061, and bad debt expense of $7,754, along with net change in operating assets and liabilities of $104,675.

Cash flows from operating activities for the year ended September 30, 2021 included a net loss of $110,899, offset by net change in operating assets and liabilities of $115,844.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, evaluating the Company’s ability and intent to: (i) increase revenues, (ii) access funding from the capital market, (iii) manage expenditures, and (iv) obtain debt financing.

/s/ Pinnacle Accountancy Group of Utah, a DBA of Heaton & Co., PLLC

We have served as the Company’s auditor since 2019.
Farmington, UT
December 29, 2022 (except Notes 2, 3 and 10 which are dated April 14, 2024)

Virtual Interactive Technologies Corp.

Consolidated Balance Sheets

As of September 30, 2022 and 2021 (Restated)

	September 30, 2022	September 30, 2021
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,378	$251,064
Royalties receivable	105,856	123,952
Interest receivable	4,586	3,340
Prepaid expenses	1,956,215	-
Note receivable	25,000	25,000
Total current assets	2,128,035	403,356

Convertible note receivable	-	7,500
Total non-current assets	-	7,500

TOTAL ASSETS	$2,128,035	$410,856

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,591	$37,014
Note payable, related party	741,030	-
Interest payable, related party	223,940	-
Notes payable, net of discounts	262,686	62,375
Interest payable	34,129	2,091
Total current liabilities	1,296,376	101,480

LONG-TERM LIABILITIES:
Note payable, related party	-	741,030
Interest payable, related party	-	167,597
Note payable	10,000	-
Interest payable	2,121	-

Total long-term liabilities	12,121	908,627
Total liabilities	1,308,497	1,010,107

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 and 595,612 shares issued and outstanding as of September 30, 2022 and 2021, respectively	2,706	5,956

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,100,284 issued and 8,059,034 outstanding, and 6,900,284 shares issued and outstanding as of September 30, 2022 and 2021, respectively	8,059	6,900
Additional paid-in-capital	7,595,246	4,518,347
Treasury stock (41,250 and 0 shares at September 30, 2022 and 2021 respectively, $0 cost)	-	-
Accumulated deficit	(6,786,973)	(5,130,954)
Total stockholders’ equity (deficit)	819,538	(599,251)
Total liabilities and stockholders’ equity (deficit)	$2,128,035	$410,856

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Operations

For the Years Ended September 30, 2022 and 2021 (Restated)

	For the Years Ended,
	September 30,	September 30,
	2022	2021
	(Restated)	(Restated)
Revenue – royalties	$144,716	$202,472

Operating expenses:
Professional fees	854,548	249,078
Marketing and advertising	335,916	4,000
Travel, meals and entertainment	39,897	-
General and administrative	18,253	11,949
Research and development	16,539	-

Total operating expenses	1,265,153	265,027

Loss from operations	(1,120,437)	(62,555)

Other income (expense)
Other income	1,500	1,754
Bad debt expense	(7,754)	-
Amortization of debt discount	(423,061)	-
Interest expense, related party	(56,343)	(49,335)
Interest expense	(48,928)	(1,171)
Gain (loss) from foreign currency transactions	(996)	408
Total other income (expense)	(535,582)	(48,344)

Net loss	$(1,656,019)	$(110,899)

Loss per share, basic and fully diluted	$(0.23)	$(0.02)

Weighted average number of shares outstanding, basic and fully diluted	7,270,761	6,819,518

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended September 30, 2022 and 2021 (Restated)

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional	Treasury Stock			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance September 30, 2020	50,000	$500	595,612	$5,956	6,817,784	$6,817	$4,353,430	-	$-	$(5,020,055)	$(653,352)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	164,917	-	-	-	165,000

Net loss (Restated)	-	-	-	-	-	-	-	-	-	(110,899)	(110,899)

Balance September 30, 2021 (Restated)	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,130,954)	$(599,251)

Stock issued for services	-	-	-	-	670,000	670	1,325,330	-	-	-	1,326,000

Warrants issued for services	-	-	-	-	-	-	1,286,308	-	-	-	1,286,308

Stock issued for cash	-	-	-	-	40,000	40	49,960	-	-	-	50,000

Stock issued for commitment fee debt discount on notes payable	-	-	-	-	165,000	165	412,335	-	-	-	412,500

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Net loss (Restated)	-	-	-	-	-	-	-	-	-	(1,656,019)	(1,656,019)

Balance, September 30, 2022 (Restated)	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,786,973)	$819,538

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2022 and 2021 (Restated)

	For the years ended,
	September 30,	September 30,
	2022	2021
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,656,019)	$(110,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	497,507	-
Debt discount amortization	423,061	-
Bad debt expense	7,754	-
Warrants issued for services	158,586	-
Changes in operating assets and liabilities:
Interest receivable	(1,500)	(1,754)
Royalty receivable	18,096	47,144
Accounts payable and accrued liabilities	(2,423)	29,944
Accounts payable, related parties	-	(9,994)
Accrued interest payable, related parties	56,343	49,334
Accrued interest payable	34,159	1,170
Net cash (used in) provided by operating activities	(464,436)	4,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to non-related party	-	(7,500)
Net cash used in investing activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	434,750	217,375
Proceeds from sale of common stock	50,000	-
Payment on notes payable, related parties	(235,000)	-
Net cash provided by financing activities	249,750	217,375

Net change in cash and cash equivalents	(214,686)	214,820

Cash and cash equivalents, beginning of period	251,064	36,244

Cash and cash equivalents, end of period	$36,378	$251,064

Supplemental disclosure of cash flow information:
Interest paid	$14,769	$-
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Original issue debt discount on notes payable	$35,250	$17,625
Common stock issued for commitment fee debt discount on note payable	$412,500	$165,000
Redemption of commitment shares as treasury stock at $0 cost	$-	$-
Warrants issued for prepaid expenses	$1,286,308	$-
Common stock issued for prepaid expenses	$945,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021 (Restated)

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

Note 2 – Summary of Significant Accounting Policies (Restated)

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

Revenue – Royalties (Restated)

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

During the years ended September 30, 2022 and 2021, the Company recognized revenue from royalties of $144,716 and $202,472, respectively.

Royalties Receivable (Restated)

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $105,856 and $123,952 at September 30, 2022 and 2021, respectively, and has determined that no allowance is necessary.

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

	September 30, 2022	September 30, 2021
Basic weighted average shares outstanding	7,270,761	6,819,518
If-converted shares, Warrants	900,000	-
If-converted shares, Series B preferred shares	270,612	595,612
Diluted weighted average common shares outstanding	7,270,761	6,819,518

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

Note 3 - Restatement

Restatement Effect on Previously Issued Financial Statements

In connection with the preparation of the September 30, 2023 consolidated financial statements, the Company determined that there was an error with respect to recognizing 2022 and 2021 revenue in the correct fiscal periods. Accordingly, the Company has restated the consolidated financial statements for the years ended September 30, 2022 and 2021 as shown in the tables below.

	As of September 30, 2022
Consolidated Balance Sheet	As Reported	Adjustment	Restated

Royalties receivable	$83,644	$22,212	$105,856
Total current assets	2,105,823	22,212	2,128,035
Total assets	2,105,823	22,212	2,128,035
Accumulated deficit	(6,809,185)	22,212	(6,786,973)
Total stockholders’ equity	797,326	22,212	819,538
Total liabilities and stockholders’ equity	2,105,823	22,212	2,128,035

	As of September 30, 2021
Consolidated Balance Sheet	As Reported	Adjustment	Restated

Royalties receivable	$115,830	$8,122	$123,952
Total current assets	395,234	8,122	403,356
Total assets	402,734	8,122	410,856
Accumulated deficit	(5,139,076)	8,122	(5,130,954)
Total stockholders’ equity	(607,373)	8,122	(599,251
Total liabilities and stockholders’ equity	402,734	8,122	410,856

	For the Year Ended
	September 30, 2022
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$130,626	$14,090	$144,716
Loss from operations	(1,134,527)	14,090	(1,120,437)
Net loss	(1,670,109)	14,090	(1,656,019)
Loss per share, basic and fully diluted	(0.23)	0.00	(0.23)

	For the Year Ended
	September 30, 2021
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$194,350	$8,122	$202,472
Loss from operations	(70,677)	8,122	(62,555)
Net loss	(119,021)	8,122	(110,899)
Loss per share, basic and fully diluted	(0.02)	0.00	(0.02)

	For the Year Ended September 30, 2022
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(1,670,109)	$14,090	$(1,656,019)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	32,186	(14,090)	18,096

	For the Year Ended September 30, 2021
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(119,021)	$8,122	$(110,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	55,266	(8,122)	47,144

Note 4 - Royalty Contracts (Restated)

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

The Company has three major royalty agreements (Customer A, Customer B and Customer C). Customer A represented approximately 60% and 0% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2022. Customer B represented approximately 22% and 5% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2022. Customer C represented approximately 18% and 95% of revenues and royalty receivables, respectively, as of and for the year ended September 30, 2022.

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

Note 5. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Treasury Stock

The Company accounts for treasury stock using the cost method. During the years ended September 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable (Note 6). At September 30, 2022 and 2021, the Company held in treasury 41,250 and 0 shares, respectively, at total cumulative cost of $0.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock. At September 30, 2021, the Company had 6,900,284 shares of common stock issued and outstanding.

On September 23, 2021, the Company issued 82,500 shares of common stock valued at $165,000 as a commitment fee related to a note payable (Note 6). The commitment fee was recorded as an additional discount to the note and was amortized over the life of the note. On March 24, 2022, the note payable and remaining accrued interest was paid off in full in the amount of $235,000 and $1,958. As per the terms of the contract, the Company recorded a claw back of half of the common shares associated with the commitment fee in the amount of 41,250 shares that are being held in treasury at $0 cost.

On December 3, 2021, the Company issued shares to two of our directors for director compensation. Jerry Lewis received 35,000 shares and Janelle Gladstone received 25,000 shares. The closing price of our common stock on the grant date was $1.55 per share, and an expense of $93,000 was recorded for the issuance of these shares.

On March 15, 2022, the Company issued 82,500 shares of common stock valued at $206,250 as a commitment fee related to a note payable (Note 6). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

On April 4, 2022, the Company issued 82,500 shares of common stock valued at $206,250 as a commitment fee related to a note payable (Note 6). The commitment fee was recorded as an additional discount to the note and is being amortized over the life of the note.

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

Note 6. Notes Payable

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

Note 7. Related Party Transactions

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

Note 9. Convertible Note Receivable

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

Note 10. Subsequent Events

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K/A, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended September 30, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2024

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

April 15, 2024	By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer and a Director

April 15, 2024	By:	/s/ Jerry Lewis
Jerry Lewis,
Director

April 15, 2024	By:	/s/ Janelle Gladstone
Janelle Gladstone,
Director

