Form 10-Q/A
period 2022-12-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-04-16
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 (the “Original 10-Q”) of Business First Bancshares, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of December 31, 2022 and September 30, 2022 (Restated)

(UNAUDITED)

	December 31, 2022	September 30, 2022
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,860	$36,378
Royalties receivable	104,509	105,856
Interest receivable	4,964	4,586
Note receivable	25,000	25,000
Prepaid expenses	1,935,451	1,956,215
Total current assets	2,078,784	2,128,035

TOTAL ASSETS	$2,078,784	$2,128,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$33,400	$34,591
Accounts payable, related party	20,500	-
Note payable, related party	741,030	741,030
Interest payable, related party	237,910	223,940
Convertible notes payable, net of discounts	375,543	262,686
Interest payable	50,123	34,129
Total current liabilities	1,458,506	1,296,376

LONG-TERM LIABILITIES:
Note payable	10,000	10,000
Interest payable	2,272	2,121

Total long-term liabilities	12,272	12,121
Total liabilities	1,470,778	1,308,497

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,312,784 shares issued and 8,271,534 shares outstanding at December 31, 2022, and 8,100,284 shares issued and 8,059,034 outstanding as of September 30, 2022	8,271	8,059
Additional paid-in-capital	8,271,118	7,595,246
Treasury stock (41,250 shares, $0 cost)	-	-
Accumulated deficit	(7,674,589)	(6,786,973)
Total stockholders’ equity	608,006	819,538
Total liabilities and stockholders’ equity	$2,078,784	$2,128,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2022 and 2021 (Restated)

(UNAUDITED)

	For the three months ended,
	December 31,	December 31,
	2022	2021
	(Restated)	(Restated)
Revenue – royalties	$20,012	$22,270
Gross profit	20,012	22,270

Operating expenses:
Professional fees	712,923	159,112
Marketing and advertising	48,042	35,000
General and administrative	4,038	3,697

Total operating expenses	765,003	197,809

Loss from operations	(744,991)	(175,539)

Other income (expense)
Other income	378	454
Amortization of debt discount	(112,857)	(96,063)
Interest expense, related party	(13,971)	(15,152)
Interest expense	(16,145)	(7,495)
Loss from foreign currency transactions	(30)	(379)
Total other income (expense)	(142,625)	(118,635)

Net loss	$(887,616)	$(294,174)

Loss per share, basic and fully diluted	$(0.11)	$(0.04)

Weighted average number of shares outstanding, basic and fully diluted	8,248,925	6,918,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended December 31, 2022 and 2021 (Restated)

(UNAUDITED)

For the three months ended December 31, 2022 (Restated)

	Preferred Stock						Additional				Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid In	Treasury Stock		Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	(Deficit)
Balance September 30, 2022 (Restated)	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,786,973)	$819,538

Common stock issued for services	-	-	-	-	212,500	212	312,663	-	-	-	312,875

Warrants issued for services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(887,616)	(887,616)

Balance, December 31, 2022 (Restated)	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(7,674,589)	$608,006

For the three months ended December 31, 2021

	Preferred Stock		Preferred Stock				Additional		Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance, September 30, 2021 (Restated)	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	$(5,130,954)	$(599,251)

Common stock issued for services	-	-	-	-	60,000	60	92,940	-	93,000

Net loss (Restated)	-	-	-	-	-	-	-	(294,174)	(294,174)

Balance, December 31, 2021	50,000	$500	595,612	$5,956	6,960,284	$6,960	$4,611,287	$(5,425,128)	$(800,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended December 31, 2022 and 2021 (Restated)

(UNAUDITED)

	For the three months ended,
	December 31,	December 31,
	2022	2021
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(887,616)	$(294,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for prepaid services	389,896	-
Amortization of common stock issued for prepaid services	306,952	93,000
Debt discount amortization	112,857	96,063
Changes in operating assets and operating liabilities:
Interest receivable	(378)	(454)
Royalties receivable	1,347	3,603
Accounts payable and accrued liabilities	(1,191)	1,486
Accounts payable, related party	20,500
Interest payable, related party	13,970	15,152
Interest payable	16,145	2,029
Net cash used in operating activities	(27,518)	(83,295)

Net change in cash and cash equivalents	(27,518)	(83,295)

Cash and cash equivalents, beginning of period	36,378	251,064

Cash and cash equivalents, end of period	$8,860	$167,769

Supplemental disclosure of cash flow information:
Interest paid	$-	$5,465
Income taxes paid	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Common stock issued for prepaid services	$312,875	$-
Warrants issued for prepaid services	$363,209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended

December 31, 2022 (Restated)

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

Note 2. Business (Restated)

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

During the three months ended December 31, 2022 and 2021, the Company recognized revenue from royalties of $20,012 and $22,270, respectively.

Royalties Receivable – (Restated)

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $104,509 and $105,856 at December 31, 2022 and September 30, 2022, respectively, and has determined that no allowance is necessary.

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

Note 3 - Restatement

Restatement Effect on Previously Issued Financial Statements

In connection with the preparation of the September 30, 2022 consolidated financial statements, the Company determined that there was an error with respect to recognizing 2022 and 2021 revenue in the correct fiscal period and reporting accounts payable, related party with interest payable, related party and December 31, 2022. Accordingly, the Company restated its unaudited condensed consolidated financial statements for the three months ended December 31, 2022 and 2021 as shown in the tables below.

	As of December 31, 2022
Consolidated Balance Sheets	As Reported	Adjustment	Restated

Accounts payable, related party	$-	$20,500	$20,500
Interest payable, related party	258,410	(20,500)	237,910

	For the Three Months Ended
	December 31, 2022
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$42,224	$(22,212)	$20,012
Loss from operations	(722,779)	(22,212)	(744,991)
Net loss	(865,404)	(22,212)	(887,616)
Loss per share, basic and fully diluted	(0.10)	(0.01)	(0.11)

	For the Three Months Ended
	December 31, 2021
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$30,392	$(8,122)	$22,270
Loss from operations	(167,417)	(8,122)	(175,539)
Net loss	(286,052)	(8,122)	(294,174)
Loss per share, basic and fully diluted	(0.04)	(0.00)	(0.04)

	For the Three Months Ended December 31, 2022
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(865,404)	$(22,212)	$(887,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	(20,865)	22,212	1,347
Accounts payable, related party	34,470	(22,212)	13,970

	For the Three Months Ended December 31, 2021
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(286,052)	$(8,122)	$(294,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	(4,519)	8,122	3,603

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

Note 5. Notes and Convertible Notes Payable

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

Note 6. Related Party Transactions (Restated)

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of December 31, 2022 and September 30, 2022, total balance on the debt was $741,030 and accrued interest totaled $237,910 and $223,940, respectively.

Note 7. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of December 31, 2022 and September 30, 2022 accrued interest was $4,964 and $4,586, respectively.

Note 8. Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2022 through the date these financial statements were issued and noted no additional events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Form 10-Q/A contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, and other characterizations of future events or circumstances are forward-looking statements.

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

For the Three Months Ended December 31, 2022 and 2021

Revenue decreased from $22,270 for the three months ended December 31, 2021 to $20,012 for the three months ended December 31, 2022. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

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

For the three months ended December 31, 2022 we recorded a net loss of $887,616. For the three months ended December 31, 2021, we recorded a net loss of $294,174. The increase in loss of $593,442 was mainly associated with additional operating expenses identified above, and debt discount amortization and interest expense associated with our related party and convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $8,860. As of September 30, 2022, we had cash and cash equivalents of $36,378. Working capital was $620,278 as of December 31, 2022 compared to $831,659 at September 30, 2022. The decrease in working capital of $211,381 was primarily the result of vendor contracts associated with stock and warrants issued for services. The respective expense was recorded as a prepaid asset and amortized over the life of the contract.

Cash Flows from Operating Activities:

Net cash used in operating activities for the three months ended December 31, 2022 and 2021 was $27,518 and $83,295, respectively. The change over the two periods presented was $55,777.

Changes in operating activities for the three months ended December 31, 2022 included a decrease in accounts payable and accrued liabilities of $1,191,and royalties receivable of $1,347, and increases in interest receivable of $378, accounts payable, related party of $20,500, interest payable, related party of $13,970, and interest payable of $16,145. The Company also had non-cash expenses of $306,952 and $389,896 in amortization of stock and warrants, respectively, issued for prepaid services, and debt discount amortization of $112,857.

Changes in operating activities for the three months ended December 31, 2021 included a decrease in royalty receivable of $3,603 and increases in interest receivable of $454, accounts payable and accrued liabilities of $1,486, interest payable, related party of $15,152, and interest payable of $2,029. The Company also had non-cash expenses of $93,000 in amortization of stock issued for prepaid services and debt discount amortization of $96,063.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2024.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

