Form 10-Q/A
period 2023-03-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-04-16
CIK 1536089

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

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Original 10-Q”) of Business First Bancshares, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and September 30, 2022 (Restated)

(UNAUDITED)

	March 31, 2023	September 30, 2022
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,571	$36,378
Royalties receivable	125,991	105,856
Interest receivable	5,334	4,586
Note receivable	25,000	25,000
Prepaid expenses	1,222,229	1,956,215
Total current assets	1,381,125	2,128,035

TOTAL ASSETS	$1,381,125	$2,128,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$73,068	$34,591
Note payable, related party	741,030	741,030
Interest payable, related party	251,577	223,940
Convertible notes payable, net of discounts	470,000	262,686
Interest payable	65,770	34,129
Total current liabilities	1,601,445	1,296,376

LONG-TERM LIABILITIES:
Note payable	10,000	10,000
Interest payable	2,420	2,121

Total long-term liabilities	12,420	12,121
Total liabilities	1,613,865	1,308,497

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706

Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,312,784 shares issued and 8,271,534 shares outstanding at March 31, 2023, and 8,100,284 shares issued and 8,059,034 outstanding as of September 30, 2022	8,271	8,059
Additional paid-in-capital	8,271,118	7,595,246
Treasury stock (41,250 shares, $0 cost)	-	-
Accumulated deficit	(8,515,335)	(6,786,973)
Total stockholders’ equity (deficit)	(232,740)	819,538
Total liabilities and stockholders’ equity (deficit)	$1,381,125	$2,128,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2023 and 2022 (Restated)

(UNAUDITED)

	For the three months ended,		For the six months ended,
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
			(Restated)	(Restated)
Revenue – royalties	$33,373	$29,638	$53,385	$51,908

Operating expenses:
Professional fees	739,494	72,581	1,452,417	231,693
Marketing and advertising	-	40,603	48,042	75,603
General, administrative and selling	1,126	2,604	5,164	6,301
Total operating expenses	740,620	115,788	1,505,623	313,597

Loss from operations	(707,247)	(86,150)	(1,452,238)	(261,689)

Other income (expense)
Other income	370	444	748	898
Amortization of debt discount	(94,457)	(96,376)	(207,314)	(192,439)
Interest expense, related party	(13,666)	(13,136)	(27,637)	(28,288)
Interest expense	(25,792)	(8,547)	(41,937)	(16,042)
Gain (loss) from foreign currency transactions	46	(194)	16	(573)
Total other income (expense)	(133,499)	(117,809)	(276,124)	(236,444)

Net loss	$(840,746)	$(203,959)	$(1,728,362)	$(498,133)

Loss per share – basic and diluted	$(0.10)	$(0.03)	$(0.21)	$(0.07)

Weighted average number of shares outstanding – basic and diluted	8,312,784	6,963,492	8,280,504	6,940,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended March 31, 2023 and 2022 (Restated)

(UNAUDITED)

For the three months ended March 31, 2023

	Preferred Stock						Additional	Treasury			Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	(Deficit)
Balance December 31, 2022 (Restated)	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(7,674,589)	$608,006

Net loss	-	-	-	-	-	-	-	-	-	(840,746)	(840,746)

Balance, March 31, 2023 (Restated)	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

For the three months ended March 31, 2022

	Preferred Stock						Additional	Treasury			Total
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par Value	Deficit	Deficit
Balance December 31, 2021 (Restated)	50,000	$500	595,612	$5,956	6,960,284	$6,960	$4,611,287	-	$-	$(5,425,128)	$(800,425)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	206,167	-	-	-	206,250

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(203,959)	(203,959)

Balance, March 31, 2022 (Restated)	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

For the six months ended March 31, 2023

	Preferred Stock						Additional	Treasury			Total Stockholders’
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	(Deficit)
Balance September 30, 2022 (Restated)	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,786,973)	$819,538

Common Stock issued for services	-	-	-	-	12,500	12	14,863	-	-	-	14,875

Common stock issued for prepaid services	-	-	-	200,000	200	297,800	-	-	-		298,000
Warrants issued for prepaid services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(1,728,362)	(1,728,362)

Balance, March 31, 2023 (Restated)	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

For the six months ended March 31, 2022

	Preferred Stock						Additional	Treasury			Total
	Series A		Series B Convertible		Common Stock		Paid In	Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Par Value	Deficit	Deficit
Balance September 30, 2021 (Restated)	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,130,954)	$(599,251)

Stock issued for services	-	-	-	-	60,000	60	92,940	-	-	-	93,000

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	83	206,167	-	-	-	206,250

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Net loss (Restated)	-	-	-	-	-	-	-	-	-	(498,133)	(498,133)

Balance, March 31, 2022 (Restated)	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Six Months Ended March 31, 2023 and 2022 (Restated)

(UNAUDITED)

	For the six months ended,
	March 31,	March 31,
	2023	2022
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,728,362)	$(498,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	14,875	93,000
Debt discount amortization	207,314	192,439
Amortization of prepaid stock-based compensation	1,395,195	-
Changes in operating assets and operating liabilities:
Interest receivable	(748)	(898)
Royalty receivable	(20,135)	12,504
Accounts payable and accrued liabilities	38,477	(30,414)
Accrued interest payable, related parties	27,637	28,288
Accrued interest payable	31,940	1,274
Net cash used in operating activities	(33,807)	(201,940)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	217,375
Payment on notes payable, related parties	-	(235,000)
Net cash used in financing activities	-	(17,625)

Net change in cash and cash equivalents	(33,807)	(219,565)

Cash and cash equivalents, beginning of period	36,378	251,064

Cash and cash equivalents, end of period	$2,571	$31,499

Supplemental disclosure of cash flow information:
Interest paid	$10,000	$14,769
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Debt discount on notes payable	$-	$17,625
Stock issued for commitment fee debt discount on note payable	$-	$206,250
Common stock issued for prepaid services	$298,000	$-
Warrants issued for prepaid services	$363,209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Restated Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended

March 31, 2023 (Restated)

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

During the three months ended March 31, 2023 and 2022, the Company recognized revenue from royalties of $33,373 and $29,638, respectively. During the six months ended March 31, 2023 and 2022, the Company recognized revenue from royalties of $53,385 and $51,908, respectively.

Royalties Receivable – (Restated)

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $125,991 and $105,856 at March 31, 2023 and September 30, 2022, respectively, and has determined that no allowance is necessary.

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

Note 3 - Restatement

Restatement Effect on Previously Issued Financial Statements

In connection with the preparation of the March 31, 2022 consolidated financial statements, the Company determined that there was an error with respect to recognizing 2022 and 2021 revenue in the correct fiscal period. Accordingly, the Company restated its unaudited condensed consolidated financial statements for the six months ended March 31, 2022 as shown in the tables below.

	For the Year Ended
	March 31, 2023
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$75,597	$(22,212)	$53,385
Loss from operations	(1,430,026)	(22,212)	(1,452,238)
Net loss	(1,706,150)	(22,212)	(1,728,362)

	For the Year Ended
	March 31, 2022
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$60,030	$(8,122)	$53,385
Loss from operations	(253,567)	(8,122)	(261,689)
Net loss	(490,011)	(8,122)	(498,133)

	For the Six Months Ended March 31, 2023
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(1,706,150)	$(22,212)	$(1,728,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	(42,347)	22,212	(20,135)

	For the Six Months Ended March 31, 2022
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(490,011)	$(8,122)	$(498,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	4,382	8,122	12,504

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

For the Six Months Ended March 31, 2023 and 2022

Revenue decreased from $51,908 for the six months ended March 31, 2022 to $53,385 for the six months ended March 31, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

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

For the six months ended March 31, 2023 we recorded a net loss of $1,728,362. For the six months ended March 31, 2022, we recorded a net loss of $498,133. The increase in loss of $1,230,229 was mainly associated with the decrease in revenue, additional general and administrative expenses identified above, and interest expense associated with our convertible notes payable.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $2,571. As of September 30, 2022, we had cash and cash equivalents of $36,378. Working capital was $(220,320) as of March 31, 2023 compared to $831,659 at September 30, 2022. The decrease in working capital of $1,051,979 was primarily the result of vendor contracts associated with stock and warrants issued for services. The respective expense was recorded as a prepaid asset and amortized over the life of the contract.

Cash Flows from Operating Activities:

Net cash used in operating activities for the six months ended March 31, 2023 and 2022 was $33,807 and $201,940, respectively. The change over the two periods presented was $168,133.

Changes in operating activities for the six months ended March 31, 2023 included increases in accounts payable of $38,477, interest receivable of $748, royalties receivable of $20,135, interest payable, related party of $27,637, and interest payable of $31,940. The Company also had non-cash expenses of $14,875 in stock issued for services, $1,395,195 in amortization of stock and warrants issued for prepaid services, and debt discount amortization of $207,314.

Changes in operating activities for the six months ended March 31, 2022 included increases in interest receivable of $898, interest payable, related party of $28,288, and interest payable of $1,274, as well as a decrease in royalty receivable of $12,504. The Company also had non-cash expenses of $93,000 in amortization of stock issued for prepaid services and debt discount amortization of $192,439.

Cash Flows from Investing Activities:

The Company had no cash flows from investing activities during the six months ended March 31, 2023 or 2022.

Cash Flows from Financing Activities:

Net cash used in financing activities for the six months ended March 31, 2023 and 2022 was $0 and $17,625, respectively. The change over the two periods presented was $17,625, and is due to repayments on notes payable, related parties totaling $235,000 offset by proceeds from notes payable totaling $217,375 during the six months ended March 31, 2022. No cash flows from financing activities in the six months ended March 31, 2023.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2024.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

