Form 10-Q/A
period 2023-06-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-04-16
CIK 1536089

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

EXPLANATORY NOTE

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (the “Original 10-Q”) of Business First Bancshares, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and September 30, 2022 (Restated)

(UNAUDITED)

	June 30, 2023	September 30, 2022
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,832	$36,378
Royalties receivable	82,214	105,856
Interest receivable	5,708	4,586
Note receivable	25,000	25,000
Prepaid expenses	-	1,956,215
Total current assets	114,754	2,128,035

TOTAL ASSETS	$114,754	$2,128,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$110,529	$34,591
Interest payable, related party	-	223,940
Interest payable	350,843	34,129
Notes payable, related party	-	741,030
Notes payable	741,030	-
Convertible notes payable, net of discounts	470,000	262,686
Total current liabilities	1,672,402	1,296,376

LONG-TERM LIABILITIES:
Notes payable	10,000	10,000
Interest payable	2,569	2,121

Total long-term liabilities	12,569	12,121
Total liabilities	1,684,971	1,308,497

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706
Common stock, $0.001 par value; 90,000,000 shares authorized, 8,842,784 shares issued and 8,151,534 shares outstanding at June 30, 2023, and 8,100,284 shares issued and 8,059,034 outstanding as of September 30, 2022	8,151	8,059
Additional paid-in-capital	7,886,827	7,595,246
Treasury stock (691,250 and 41,250 shares at June 30, 2023 and September 30, 2022, respectively, $45,000 and $0 cost)	(45,000)	-
Accumulated deficit	(9,423,401)	(6,786,973)
Total stockholders’ equity (deficit)	(1,570,217)	819,538
Total liabilities and stockholders’ equity (deficit)	$114,754	$2,128,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2023 and 2022 (Restated)

(UNAUDITED)

	For the three months ended,		For the nine months ended,
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(Restated)		(Restated)	(Restated)
Revenue – royalties	$35,136	$20,689	$88,521	$72,597

Operating expenses:
Professional fees	866,037	254,364	2,318,454	486,057
Marketing and advertising	36,613	255,550	84,655	314,485
Research and development	-	16,539	-	16,539
General, administrative and selling	4,356	13,368	9,520	36,337
Total operating expenses	907,006	539,821	2,412,629	853,418

Income (loss) from operations	(871,870)	(519,132)	(2,324,108)	(780,821)

Other income (expense)
Other income	374	449	1,122	1,347
Amortization of debt discount	-	(117,764)	(207,314)	(310,203)
Interest expense, related party	-	(14,084)	(27,637)	(42,373)
Interest expense	(36,148)	(16,741)	(78,085)	(32,784)
Loss from foreign currency transactions	(422)	(79)	(406)	(650)
Total other income (expense)	(36,196)	(148,219)	(312,320)	(384,663)

Net income (loss)	$(908,066)	$(667,351)	$(2,636,428)	$(1,165,484)

Income (loss) per share -
Basic and Diluted	$(0.11)	$(0.06)	$(0.32)	$(0.16)

Weighted average number of shares outstanding –
Basic and Diluted	8,320,435	7,369,188	8,266,314	7,083,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended June 30, 2023 and 2022 (Restated)

(UNAUDITED)

For the three months ended June 30, 2023 (Restated)

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance March 31,2023 (Restated)	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

Stock issued for services	-	-	-	-	530,000	530	78,970	-	-	-	79,500

Redemption of stock issued for prepaid services	-	-	-	-	(650,000)	(650)	(217,375)	650,000	(45,000)	-	(263,025)

Redemption of warrants issued for prepaid services	-	-	-	-	-	-	(283,056)	-		-	(283,056)

Options issued for services	-	-	-	-	-	-	37,170	-	-	-	37,170

Net loss	-	-	-	-	-	-	-	-	-	(908,066)	(908,066)

Balance, June 30, 2023 (Restated)	50,000	$500	270,612	$2,706	8,151,534	$8,151	$7,886,827	691,250	$(45,000	$(9,423,401)	$(1,570,217)

For the three months ended June 30, 2022

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance March 31,2022 (Restated)	50,000	$500	595,612	$5,956	7,001,534	$7,002	$4,817,495	41,250	$-	$(5,629,087)	$(798,134)

Stock issued for commitment fee debt discount on note payable	-	-	-	-	82,500	82	206,168	-	-	-	206,250

Stock issued for cash	-	-	-	-	30,000	30	37,470	-	-	-	37,500

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Stock issued for services	-	-	-	-	160,000	160	287,840	-	-	-	288,000

Net loss	-	-	-	-	-	-	-	-	-	(667,351)	(667,351)

Balance, June 30, 2022 (Restated)	50,000	$500	270,612	$2,706	7,599,034	$7,599	$5,351,898	41,250	$-	$(6,296,438)	$(933,735)

For the nine months ended June 30, 2023 (Restated)

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance September 30, 2022 (Restated)	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,786,973)	$819,538

Stock issued for services	-	-	-	-	542,500	542	93,833	-	-	-	94,375

Options issued for services	-	-	-	-	-	-	37,170	-	-	-	37,170

Common stock issued for prepaid services	-	-	-	-	200,000	200	297,800	-	-	-	298,000

Redemption of stock issued for prepaid services	-	-	-	-	(650,000)	(650)	(217,375)	650,000	(45,000)	-	(263,025)

Redemption of warrants issued for prepaid services	-	-	-	-	-	-	(283,056)	-	-	-	(283,056)

Warrants issued for prepaid services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(2,636,428)	(2,636,428)

Balance, June 30, 2023 (Restated)	50,000	$500	270,612	$2,706	8,151,534	$8,151	$7,886,827	691,250	$(45,000)	$(9,423,401)	$(1,570,217)

For the nine months ended June 30, 2022

	Preferred Stock						Additional				Total
	Series A		Series B Convertible		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Deficit
Balance September 30, 2021 (Restated)	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,130,954)	$(599,251)

Stock issued for services	-	-	-	-	220,000	220	380,780	-	-	-	381,000

Stock issued for cash	-	-	-	-	30,000	30	37,470	-	-	-	37,500

Stock issued for commitment fee debt discount on note payable	-	-	-	-	165,000	165	412,335	-	-	-	412,500

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Net loss (Restated)	-	-	-	-	-	-	-	-	-	(1,165,484)	(1,165,484)

Balance, June 30, 2022 (Restated)	50,000	$500	270,612	$2,706	7,599,034	$7,599	$5,351,898	41,250	$-	$(6,296,438)	$(933,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Nine Months Ended June 30, 2023 and 2022 (Restated)

(UNAUDITED)

	For the nine months ended,
	June 30, 2023	June 30, 2022
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,636,428)	$(1,165,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	94,375	381,000
Amortization of debt discount	207,314	310,203
Net reversal of amortization of prepaid stock-based compensation	2,116,343	-
Options issued for services	37,170
Changes in operating assets and operating liabilities:
Interest receivable	(1,122)	(1,347)
Royalties receivable	23,642	34,324
Accounts payable and accrued liabilities	20,438	(34,714)
Accounts payable, related party	10,500
Accrued interest payable, related party	-	42,372
Accrued interest payable	93,222	18,016
Net cash used in operating activities	34,546	(415,630)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	434,750
Proceeds from sale of common stock	-	37,500
Payment on notes payable, related parties	-	(235,000)
Net cash provided by financing activities	-	237,250

Net change in cash and cash equivalents	(34,546)	(178,380)

Cash and cash equivalents, beginning of period	36,378	251,064

Cash and cash equivalents, end of period	$1,832	$72,684

Supplemental disclosure of cash flow information:
Interest paid	$-	$14,769
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Debt discount on notes payable	$-	$35,250
Stock issued for commitment fee debt discount on note payable	$-	$412,500
Common stock issued for prepaid services	$298,000	$-
Redemption of common stock and warrants issued for prepaid services	$501,080	-
Warrants issued for prepaid services	$363,209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended (Restated)

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

During the three months ended June 30, 2023 and 2022, the Company recognized revenue from royalties of $35,136 and $20,689, respectively. During the nine months ended June 30, 2023 and 2022, the Company recognized revenue from royalties of $88,521 and $72,597, respectively.

Allowance for Credit Losses

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $82,214 and $105,856 at June 30, 2023 and September 30, 2022, respectively, and has determined that no allowance is necessary.

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

Note 3. Restatement

Restatement Effect on Previously Issued Financial Statements

The Company determined that there was an error with respect to recording the redemption of previously issued shares and warrants for services. In addition, the Company determined that there was an error with respect to recognizing 2022 and 2021 revenue in the correct fiscal period. Accordingly, the Company restated its unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2023 and 2022 as shown in the tables below.

	As of June 30, 2023
Consolidated Balance Sheets	As Reported	Adjustment	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Additional paid-in-capital	5,495,390	2,391,437	7,886,827
Treasury stock (691,250 and 41,250 shares at June 30, 2023 ; $45,000 and $0 cost)	-	(45,000)	(45,000)
Accumulated deficit	(7,076,964)	(2,346,437)	(9,423,401)

	For the Three Months Ended
	June 30, 2023
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Professional fees	$(1,480,843)	$2,346,880	$866,037
Marketing and advertising	37,056	(443)	36,613
Total operating expenses	(1,439,431)	2,346,437	907,006
Income (loss) from operations	1,474,567	(2,346,437)	(871,870)
Net income (loss)	1,438,371	(2,346,437)	(908,066)

	For the Nine Months Ended
	June 30, 2023
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Professional fees	$(28,426)	$2,346,880	$2,318,454
Marketing and advertising	85,098	(443)	84,655
Total operating expenses	66,192	2,346,437	2,412,629
Income (loss) from operations	44,541	(2,368,649)	(2,324,108)
Net loss	(267,779)	(2,368,649)	(2,636,428)
Loss per share, basic and fully diluted	(0.03)	(0.29)	(0.32)

	For the Nine Months Ended
	June 30, 2022
Consolidated Statement of Operations	As Reported	Adjustment	Restated

Revenue - royalties	$80,719	$(8,122)	$72,597
Loss from operations	(772,699)	(8,122)	(780,821)
Net loss	(1,157,362)	(8,122)	(1,165,484)
Loss per share, basic and fully diluted	(0.16)	(0.00)	(0.16)

	For the Nine months ended,
	June 30,	June 30,	June 30,
	2023	2023	2023
Consolidated Statements of Cash Flows	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(267,779)	$(2,368,649)	$(2,636,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net reversal of amortization of prepaid stock-based compensation	(275,094)	2,391,437	2,116,343
Royalties receivable	1,430	22,212	23,642
Accounts payable and accrued liabilities	75,938	(45,000)	20,438

Redemption of common stock and warrants issued for prepaid services	$2,892,518	$2,391,438	$501,080

	For the Nine Months Ended June 30, 2022
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated

Net loss	$(1,157,362)	$(8,122)	$(1,165,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Royalties receivable	26,202	8,122	34,324

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

During the three months ended June 30, 2023, the Company acquired 200,000 shares at a $0 cost of its then-issued and outstanding common stock pursuant to a termination agreement dated May 17, 2023, regarding an agreement dated October 26, 2022. Under the termination agreement, 200,000 shares that had been previously granted by the Company were returned to the Company treasury. On July 5, 2023, the Company acquired 450,000 shares at $45,000 cost pursuant to a termination agreement with two groups due to non-performance on an agreement dated August 16, 2022 (see Note 7). Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023, and 450,000 shares were returned to the treasury.

At June 30, 2023 and September 30, 2022, the Company held 691,250 and 41,250 shares in treasury at $45,000 and $0 cost, respectively.

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

Note 8. Subsequent Events

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

On July 5, 2023, the parties agreed to terminate the agreement in an agreement and mutual release, the 450,000 shares were returned to the Company’s treasury and the warrants were cancelled. The Company paid each group a fee for services of $22,500. All parties agreed that no further payments or consideration will be due to either of the groups. Because this transaction was deemed to be a type 1 subsequent event, the accounting treatment was reflected retroactively to June 30, 2023, whereby the shares were returned to treasury at a cost of $45,000. and recorded in accounts payable.

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

Operating expense for the three months ended June 30, 2023 and 2022 was 907,006 and $539,821, respectively. This increase was primarily due to stocks and warrants issued for services under contracts that were terminated due to non-performance during the three months ended June 30, 2023.

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

For the three months ended June 30, 2023 we recorded a net loss of $908,066. For the three months ended June 30, 2022, we recorded a net loss of $667,351. The increase in loss of $240,715 was mainly associated with the expense of stock and warrants that were issued for services, offset by non-cash transactions associated with the amortization of debt discount in the amount of $117,764 for the three months ended June 30, 2022.

For the Nine Months Ended June 30, 2023 and 2022

Revenue increased from $72,597 for the nine months ended June 30, 2022 to $88,521 for the nine months ended June 30, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the nine months ended June 30, 2023 and 2022 was $2,412,629 and $853,418, respectively. This increase was primarily due to the expense of stock and warrants issued for services as explained above.

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

For the nine months ended June 30, 2023 we recorded a net loss of $2,636,428. For the nine months ended June 30, 2022, we recorded a net loss of $1,165,484. The increase in loss of $1,470,944 was mainly associated with the increase in revenue, general and administrative expenses identified above, and the impacts of debt discount amortization and interest expense associated with our notes payable.

Liquidity and Capital Resources

As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $1,832 and $36,378, respectively. Working capital was $(1,557,648) as of June 30, 2023 compared to $831,659 at September 30, 2022. The decrease in working capital of $2,389,307 was primarily the result of the redemption and reversal of $501,080 in prepaid expenses, $92,774 in interest accrued on notes payable, and $207,314 in debt discount amortization during the nine months ended June 30, 2023.

Cash Flows from Operating Activities:

Net cash used in operating activities for the nine months ended June 30, 2023 was $34,546. Net cash used in operating activities for the nine months ended June 30, 2022 was $415,630. The change over the two periods presented was $381,084.

Changes in operating activities for the nine months ended June 30, 2023 included increases in accounts payable of $20,438, interest receivable of $1,122, accounts payable, related party of $10,500 and interest payable of $93,222 offset by a decrease in royalties receivable of $23,642. The Company also had non-cash expenses of $37,170 in options issued for services, stock issued for services of 94,375, debt discount amortization of $207,314, and $2,116,343 amortization of stock and warrants issued for prepaid services.

Changes in operating activities for the nine months ended June 30, 2022 included increases in interest receivable of $1,347, interest payable, related party of $42,372, and interest payable of $18,016, as well as a decrease in royalty receivable of $34,324 and accounts payable and accrued liabilities of $34,714. The Company also had non-cash expenses of $381,000 for stock issued for services and $310,203 in amortization of stock issued for prepaid services.

Cash Flows from Investing Activities:

The Company had no cash flows from investing activities during the nine months ended June 30, 2023 or 2022.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the nine months ended June 30, 2023 and 2022 was $0 and $237,250, respectively. The change over the two periods presented is due to repayments on notes payable, related parties totaling $235,000 offset by proceeds from notes payable of $434,750, proceeds from the sale of common stock of $37,500 during the nine months ended June 30, 2022.

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

