Form 10-K
period 2023-09-30
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-04-16
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended September 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2023 was $5,790,160.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,251,276 shares of common stock as of April 12, 2024.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

FORM 10-K

For the Year ended September 30, 2023

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

Employees

At this time, we have no full-time or part time employees. Jason Garber is our current CEO and Director and acts as a contract employee. James Creamer III is our current CFO and is a contract employee. The Company has three other contractors it utilizes for accounting and operations.

Other Information

The Company files its annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”), copies of which are available at www.sec.gov. The public may also read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” we are not required to provide information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 1C.	CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2.	PROPERTIES

The Company subleases the office space used as its corporate headquarters located at 600 17th Street, Suite 2800 South, Denver, CO 80202. The Company paid total payments of $1,000 for the fiscal year ended September 30, 2023.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. On September 30, 2023, the Company had 8,942,526 shares issued and 8,251,276 shares outstanding, with 691,250 shares held as treasury stock. On September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 was recorded as prepaid expense and was to be amortized over the life of the contract. On July 5, 2023, the Company entered into a termination agreement with these two groups due to non-performance, whereby the shares were returned to the Company’s treasury. Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023 and 450,000 shares were returned at a cost of $45,000 to the treasury, and the remaining $121,685 of unamortized expense in prepaid expense was reclassified to additional paid-in capital (“APIC”).

On October 26, 2022, the Company entered into a one-year agreement with a group to assist the Company with creating a customized positive investment image and communicate that image to the investment community. As part of the agreement, they received 200,000 shares which were valued at $1.49 per share and a total of $298,000 was recorded as prepaid expense to be amortized over the life of the contract. On May 17, 2023, the Company entered into a termination agreement due to non-performance, whereby the 200,000 shares were returned to the Company’s treasury. An expense of $201,660 was recognized through June 30, 2023. The remaining $96,340 was recognized in APIC based on the termination agreement due to non-performance.

On November 28, 2022, the Company entered into a four-month agreement with a group to assist the Company with a product awareness program and to conduct customer lead generation activities. Under the agreement the Company agreed to issue the group 12,500 shares during each month of the agreement. During the three months ended December 31, 2022, the Company issued 12,500 shares of common stock, which were valued at $1.19 per share. The total expense recognized for the three months ended December 31, 2022 was $14,875. Work on this contract was temporarily paused after one month so no further payments were made, and the Company is currently renegotiating the contract with the vendor.

On June 5, 2023, the Company’s Board of Directors approved the grant of 530,000 shares of common stock in total to three contractors and to three directors for services performed. The shares were valued at $0.15 per share, which was the closing price of the Company’s stock on the grant date. An expense of $79,500 was recognized for the quarter ended June 30, 2023.

Treasury Stock

The Company accounts for treasury stock using the cost method. During the year ended September 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable. At September 30, 2022, the Company held in treasury 41,250 shares at a total cumulative cost of $0.

During the three months ended June 30, 2023, the Company acquired 200,000 shares at a $0 cost of its then-issued and outstanding common stock pursuant to a termination agreement dated May 17, 2023, regarding an agreement dated October 26, 2022. Under the termination agreement, 200,000 shares that had been previously granted by the Company were returned to the Company treasury. On July 5, 2023, the Company acquired 450,000 shares at a cost of $45,000 pursuant to a termination agreement with two groups due to non-performance on an agreement dated August 16, 2022. Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023, and 450,000 shares were returned to the treasury.

At September 30, 2023 and September 30, 2022, the Company held 691,250 and 41,250 shares in treasury at $45,000 and $0 cost, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A, B and C preferred shares at a par value of $0.01. On September 30, 2022, the Company had 50,000 shares of Series A preferred and 270,612 shares of Series B convertible preferred stock issued and outstanding. The 50,000 Series A preferred shares currently outstanding are not convertible, whereas the Series B preferred shares are convertible to common stock on a one-for-one basis.

As of September 30, 2023 and 2022, the Company had 50,000 shares of Series A preferred stock issued and outstanding. At September 30, 2022, the Company converted 325,000 shares of Series B convertible preferred stock to 325,000 shares of common stock. At September 30, 2023 and 2022, the Company had 270,612. of Series B convertible preferred stock issued and outstanding. On July 14, 2023 the Company sold 1,200,480 shares of its Series C preferred stock to a private investor for $0.1666 per share, raising an aggregate amount of $200,000.

Our common stock trades on OTC Pink tier under the symbol “VRVR.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
December 31, 2022	$2.10	$1.00
March 31, 2023	$1.57	$0.50
June 30, 2023	$0.56	$0.15
September 30, 2023	$0.51	$0.28

December 31, 2021	$3.25	$1.50
March 31, 2022	$2.75	$2.09
June 30, 2022	$2.48	$1.50
September 30, 2022	$2.70	$1.80

As of September 30, 2023, the closing price of the Company’s common stock was $0.51 per share. and there were 8,251,276 shares of common stock outstanding held by 152 stockholders of record.

Transfer Agent

The stock transfer agent for our securities is Mountain Share Transfer of Atlanta, Georgia. Their address is 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339. Their phone number is (404) 474-3110.

Dividends

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our consolidated results of operations, financial condition, capital requirements and investment opportunities.

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

Results of Operations

The following discussion involves the results of operations for the years ended September 30, 2023 and 2022.

Revenue decreased 10% from $144,716 for the year ended September 30, 2022 to $130,400 for the year ended September 30, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expenses for the years ended September 30, 2023 and 2022 totaled $2,552,976 and $1,265,153, respectively. This represents a 102% increase over the years. Operating expenses were comprised of professional fees of $2,420,484 and $854,548; marketing and advertising of $91,155 and $335,916; travel, meals, and entertainment of $33,909 and $39,897; general and administrative of $7,428 and $18,253; and research and development of $0 and $16,539 during the years ended September 30, 2023 and 2022, respectively. The significant increases during the year ended September 30, 2023 over 2022 was due to the amortization of prepaid expense associated with service contracts included within professional fees in the accompanying consolidated statements of operations. During the fiscal years ended September 30, 2023 and 2022, total amortized expenses were $2,071,344 and $275,093, respectively.

The Company entered into several marketing and development agreements that were intended to position the Company for a substantial increase in growth going forward.. During the fiscal years ended September 30, 2023 and 2022, total marketing and advertising expense was $91,155 and $335,916, respectively.

Other expense, net for the years ended September 30, 2023 and 2022 totaled ($394,764) and ($535,582), respectively, resulting in an decrease of $140,818 Other income (expense) was comprised of other income of $1,500 and $1,500; bad debt expense of ($31,086) and ($7,754); amortization of debt discount of ($207,314) and ($423,061); interest expense, related party of ($57,621) and ($56,343); interest expense of ($99,050) and ($48,928); and gain (loss) from foreign currency of ($1,193) and ($996) during the years ended September 30, 2023 and 2022, respectively.

For the years ended September 30, 2023 and 2022, we recorded a loss of $2,817,340 and $1,656,019, respectively. The increase of $1,161,321 was mainly associated with increases in professional services and bad debt expense in 2023 offset by decreases in marketing and advertising expenses and amortization of debt discount in fiscal 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $40,829, compared to $36,378 at September 30, 2022. Working capital was ($1,529,115) as of September 30, 2023, compared to $831,659 at September 30, 2022. The decrease in working capital of $2,360,774 was due to a decrease in prepaid expenses of $1,956,215 and note receivable and related interest of $29,586, interest payable, related party of $223,940, as well as an increase in accounts payable of $20,795, accounts payable, related party of $12,000, accrued interest payable of $345,613 and the amortization of debt discount of $207,314 in fiscal year ended September 30, 2023.

Cash Flows from Operating Activities:

Net cash used in operating activities for the year ended September 30, 2023 was $195,549. Net cash used in operating activities for the year ended September 30, 2022 was $464,436. The decrease in the net cash used in operating activities over the two years presented was $268,887.

Changes in operating activities for fiscal year ended September 30, 2023 included increases in accounts payable and accrued liabilities, related party of $12,000, accounts payable and accrued liabilities of $20,795, interest receivable of $1,500 and interest payable of $345,613 offset by a decrease in royalties receivable of $18,242, and accrued interest payable, related party of $223,940. The Company also had non-cash expenses of $46,462 related to options issued for services, stock issued for services of 94,375, debt discount amortization of $207,314, a $2,071,344 net reversal in amortization of stocks and warrants issued for prepaid services, and $31,086 in bad debt expense.

Changes in operating activities for the fiscal year ended September 30, 2022 included increases in interest receivable of $1,500, interest payable, related party of $56,343, and interest payable of $34,159, as well as a decrease in royalty receivable of $18,096, and accounts payable and accrued liabilities of $2,423. The Company also had non-cash expenses of $497,507 for stock issued for services, debt discount amortization of $423,061, warrants issued for services of $158,586 and bad debt expense of $7,754.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the years ended September 30, 2023 and 2022 was $200,000 and $249,750, respectively. In fiscal 2023, the Company received funds from the sale of preferred stock of $200,000. In fiscal 2022, the Company received proceeds from a note payable of $434,750 and proceeds from the sale of common stock of $50,000. This was offset by payments made to notes payable of $235,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virtual Interactive Technologies Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virtual Interactive Technologies Corp. (the “Company”) as of September 30, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 16, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virtual Interactive Technologies Corp.

Denver, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virtual Interactive Technologies Corp. (the “Company”) as of September 30, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses and has not achieved profitable operations. The Company has contractual obligations, such as commitments for repayment of accounts payable, accrued liabilities, and notes payable (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their intent to meet the obligations through reinvesting royalty revenues into the development of additional video games, thereby enhancing its video game portfolio and increasing revenues; managing expenditures; obtaining debt financing from related and unrelated parties; and issuing capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to increase revenues or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

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
Farmington, UT
April 16, 2024

Virtual Interactive Technologies Corp.

Consolidated Balance Sheets

As of September 30, 2023 and 2022 (Restated)

	September 30, 2023	September 30, 2022
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,829	$36,378
Royalties receivable	87,614	105,856
Interest receivable	-	4,586
Prepaid expenses	-	1,956,215
Note receivable	-	25,000
Total current assets	128,443	2,128,035

TOTAL ASSETS	$128,443	$2,128,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,386	$34,591
Accounts payable and accrued liabilities, related party	12,000	-
Note payable, related party	-	741,030
Interest payable, related party	-	223,940
Notes payable, current portion net of discounts	1,211,030	262,686
Interest payable	379,142	34,129
Total current liabilities	1,657,558	1,296,376

LONG-TERM LIABILITIES:
Note payable, net of current portion and discounts	10,000	10,000
Interest payable	2,721	2,121

Total long-term liabilities	12,721	12,121
Total liabilities	1,670,279	1,308,497

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706
Series C Convertible Preferred Stock $ 0.001 par value; 10,000,000 authorized; 1,200,480 and 0 shares issued and outstanding as of September 30, 2023 and 2022, respectively	1,200	-
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,942,526 issued and 8,251,276 shares outstanding September 30, 2023; 8,100,284 issued and 8,059,034 shares outstanding as of September 30, 2022	8,251	8,059
Additional paid-in-capital	8,094,820	7,595,246
Treasury stock (691,250 shares and 41,250 shares at September 30, 2023 and 2022 respectively, $45,000 and $0 cost at September 30, 2023 and 2022, respectively)	(45,000)	-
Accumulated deficit	(9,604,313)	(6,786,973)
Total stockholders’ equity (deficit)	(1,541,836)	819,538
Total liabilities and stockholders’ equity (deficit)	$128,443	$2,128,035

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Operations

For the Years Ended September 30, 2023 and 2022 (Restated)

	For the Years Ended,
	September 30,	September 30,
	2023	2022
		(Restated)
Revenue – royalties	$130,400	$144,716

Operating expenses:
Professional fees	2,420,484	854,548
Marketing and advertising	91,155	335,916
Travel, meals and entertainment	33,909	39,897
General and administrative	7,428	18,253
Research and development	-	16,539

Total operating expenses	2,552,976	1,265,153

Loss from operations	(2,422,576)	(1,120,437)

Other income (expense)
Other income	1,500	1,500
Bad debt expense	(31,086)	(7,754)
Amortization of debt discount	(207,314)	(423,061)
Interest expense, related party	(57,621)	(56,343)
Interest expense	(99,050)	(48,928)
Loss from foreign currency transactions	(1,193)	(996)
Total other expense, net	(394,764)	(535,582)

Net loss	$(2,817,340)	$(1,656,019)

Loss per share, basic and fully diluted	$(0.34)	$(0.23)

Weighted average number of shares outstanding, basic and fully diluted	8,363,431	7,270,761

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended September 30, 2023 and 2022 (Restated)

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Series C Convertible		Common Stock		Paid-In	Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital Capital	Stock Shares	Par Value	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2022 (Restated)	50,000	$500	270,612	$2,706	-	$-	8,059,034	$8,059	$7,595,246	41,250	-	$(6,786,973)	$819,538

Common stock issued for services	-	-	-	-	-	-	642,242	642	93,733	-	-	-	94,375
Common stock issued for prepaid services	-	-	-	-	-	-	200,000	200	297,800	-	-	-	298,000
Cancellation of stock issued for prepaid services	-	-	-	-	-	-	(650,000)	(650)	(217,375)	650,000	(45,000)	-	(263,025)
Cancellation of warrants issued for prepaid services	-	-	-	-	-	-	-	-	(283,056)	-	-	-	(283,056)
Warrants issued for prepaid services	-	-	-	-	-	-	-	-	363,210	-	-	-	363,210
Options issued for services	-	-	-	-	-	-	-	-	46,462	-	-	-	46,462
Preferred Series C stock issued for cash	-	-	-	-	1,200,480	1,200	-	-	198,800	-	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-			(2,817,340)	(2,817,340)

Balance, September 30, 2023	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,094,820	691,250	$(45,000)	$(9,604,313)	$(1,541,836)

	Preferred Stock
	Series A		Series B Convertible		Common Stock		Additional	Treasury Stock			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Shares	Cost	Accumulated Deficit	Equity (Deficit)

Balance, September 30, 2021 (Restated)	50,000	$500	595,612	$5,956	6,900,284	$6,900	$4,518,347	-	$-	$(5,130,954)	$(599,251)

Stock issued for services	-	-	-	-	670,000	670	1,325,330	-	-	-	1,326,000

Warrants issued for services	-	-	-	-	-	-	1,286,308	-	-	-	1,286,308

Stock issued for cash	-	-	-	-	40,000	40	49,960	-	-	-	50,000

Stock issued for commitment fee debt discount on notes payable	-	-	-	-	165,000	165	412,335	-	-	-	412,500

Redemption of previously issued commitment shares	-	-	-	-	(41,250)	(41)	41	41,250	-	-	-

Conversion of preferred B stock to common stock	-	-	(325,000)	(3,250)	325,000	325	2,925	-	-	-	-

Net loss (Restated)	-	-	-	-	-	-	-	-	-	(1,656,019)	(1,656,019)

Balance, September 30, 2022 (Restated)	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	$-	$(6,786,973)	$819,538

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2023 and 2022 (Restated)

	For the Years Ended,
	September 30,	September 30,
	2023	2022
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,817,340)	$(1,656,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	94,375	497,507
Options issued for services	46,462	-
Debt discount amortization	207,314	423,061
Bad debt expense	31,086	7,754
Warrants issued for services	-	158,586

Changes in operating assets and liabilities:
Prepaid expense	2,071,344	-
Interest receivable	(1,500)	(1,500)
Royalty receivable	18,242	18,096
Accounts payable and accrued liabilities	20,795	(2,423)
Accounts payable and accrued liabilities, related party	12,000	-
Accrued interest payable, related party	(223,940)	56,343
Accrued interest payable	345,613	34,159
Net cash used in operating activities	(195,549)	(464,436)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	434,750
Proceeds from sale of preferred stock	200,000	-
Proceeds from sale of common stock	-	50,000
Payment on notes payable, related parties	-	(235,000)
Net cash provided by financing activities	200,000	249,750

Net change in cash and cash equivalents	4,451	(214,686)

Cash and cash equivalents, beginning of year	36,378	251,064

Cash and cash equivalents, end of year	$40,829	$36,378

Supplemental disclosure of cash flow information:
Interest paid	$35,000	$14,769
Income taxes paid	$-	$-
Non-cash Investing and Financing Activities:
Original issue debt discount on notes payable	$-	$35,250
Common stock issued for commitment fee debt discount on note payable	$-	$412,500
Cancellation of shares issued for prepaid services	$218,025	$-
Cancellation of warrants issued for prepaid services	$283,056	$-
Purchase of common stock from cancellation of services	$45,000	$-
Warrants issued for prepaid expenses	$363,210	$1,286,308
Common stock issued for prepaid expenses	$298,000	$945,000

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Interactive Technologies Corp.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022 (Restated)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements herein contain the operations of VRVR and its wholly-owned subsidiaries AIG Inc and AIG Ltd (collectively, the “Company”) as of and for the years ended September 30, 2023 and 2022.

The financial statements include all adjustments and intercompany eliminations which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America US GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The Company’s headquarters are located in Denver, Colorado and substantially all of its customers are outside the United States.

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with Accounting Standards Codification (“ASC”) ASC 820-10-50, “Fair Value Measurements.” ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company’s financial instruments consist of cash, royalties receivable, prepaid expenses, note receivable, interest receivable, accounts payable and accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to the stated face values and short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2023 or 2022.

Royalty Contracts and Research and Development Costs

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments, plus a profit, to the developers at an agreed-upon royalty rate earned on the subsequent sales of such software, net of any agreed-upon costs. Prior to establishing technological feasibility of a product, we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as royalty contracts. The Company had no capitalizable research and development costs during the year ended September 30, 2023 or 2022.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. There was no impairment loss on long-lived assets for the years ended September 30, 2023 and 2022.

Revenue Recognition

The Company follows the guidance contained in ASC 606, “Revenue Recognition.” The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 outlines the following five-step revenue recognition model (along with other guidance impacted by this standard): (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as the entity satisfies a performance obligation.

Revenue - Royalties

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of September 30, 2023, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the years ended September 30, 2023 and 2022, the Company recognized revenue from royalties of $130,400 and $144,716, respectively.

Royalties Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $87,614 and $105,856 at September 30, 2023 and 2022, respectively, and has determined that no allowance is necessary.

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

The Company has a Euro currency bank account located in Bermuda. This account is used for payments to vendors that bill the Company in a currency other than US dollars and for funds received from shareholders located outside the United States. As of September 30, 2023 and 2022, the Euro account had a balance of $250 and $20,495 Euros, respectively.

Foreign currency translation gains/losses are recorded in accumulated other comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the consolidated statements of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the years ended September 30, 2023 and 2022, as all consolidated financial statement items were denominated in the US dollar. Minimal gain (loss) from foreign currency transactions during the years ended September 30, 2023 and 2022 totaled $(1,193) and $(996), respectively.

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

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of September 30, 2023 and 2022, uninsured deposits in the Bermuda bank totaled $250 and $20,495, respectively. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

Income Taxes

The Company did not accrue corporate income taxes for AIG Ltd, as it is incorporated in the country of Bermuda where there is no corporate income tax. The Company has been subject to US Federal and state income taxes commencing during the year ended September 30, 2020, due to its business combinations with two US companies.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” the basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis (for convertible preferred stock). During the year ended September 30, 2022, 325,000 shares of the Series B Convertible Preferred stock were converted into 325,000 shares of common stock. During the years ended September 30, 2023 and 2022, the Company had 270,612 shares of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. On July 14, 2023 the Company sold 1,200,481 shares of its Series C Preferred Stock to a private investor for $0.1666 per share. 1,200,481 shares of Series C Preferred Stock were issued and outstanding as of September 30, 2023 and are convertible into shares of common stock on a one-for-one basis. In addition, during the year ended September 30, 2022, the Company issued warrants to purchase 900,000 shares of common stock to two groups for contract services. During the years ended September 30, 2023 and 2022, the Company had 900,000 and -0- warrants, respectively, issued and outstanding that are exercisable into shares of common stock. On June 5, 2023, the Company issued an option to purchase 1,000,000 shares of common stock. In March 2022, the Company issued two convertible notes to unrelated parties that were convertible into common shares at $1.25 per share which equaled potential dilution of 376,000 shares as of September 30, 2022. Because the Company issued common shares and options on June 5, 2023 at $0.15 per share, the conversion rate on the notes reset to $0.15, resulting in a potential dilution of 3,133,333 shares as of September 30, 2023. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the years ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022
Basic weighted average shares outstanding	8,363,431	7,270,761
If-converted shares, Series B preferred shares	270,612	270,612
If-converted shares, Series C preferred shares	1,200,481	-
If-converted shares, Warrants	-	900,000
If-converted shares, Options	1,000,000	-
If-converted shares, Convertible Notes	3,133,333	376,000
Diluted weighted average common shares outstanding	13,967,857	8,817,373

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

Note 3 - Restatement

Restatement Effect on Previously-Issued Financial Statements

In connection with the preparation of the September 30, 2023 consolidated financial statements, the Company determined that there was an error with respect to recognizing 2021 and 2022 revenue in the correct fiscal period. The 2021 revenue adjustment was posted directly to retained earnings. Accordingly, the Company has restated the consolidated financial statements for the year ended September 30, 2022 as shown in the tables below.

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

Note 4 - Royalty Contracts (Restated)

The Company has valued their acquired royalty contracts with customers using the “lower of cost or net realizable value” method. Ultimately the market value of the contracts is equal to the present value of the anticipated future cash flow. Royalty contracts are amortized over the life of the contact (generally three-to-five years). Management assesses the value of each royalty contract asset on an annual basis and should it be apparent that the market value of the royalty contract becomes less than the carrying value, the Company would then recognize an impairment of the asset at that time. The Company’s royalty contracts had been fully amortized by September 30, 2019. As such, no amortization or impairment on royalty contracts were recognized during the years ended September 30, 2023 and 2022.

The Company has three major royalty agreements (Customer A, Customer B and Customer C). Customer A represented approximately 20% and 77%, Customer B represented approximately 10% and 9%, and Customer C represented approximately 70% and 14% of royalty receivable and revenues, respectively, as of and for the year ended September 30, 2023.

Customer A represented approximately 21% and 54%, Customer B represented approximately 5% and 25%, and Customer C represent approximately, 74% and 21% of royalty receivables and revenues, respectively, as of and for the year ended September 30, 2022.

Note 5. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Treasury Stock

The Company accounts for treasury stock using the cost method. During the year ended September 30, 2022, the Company acquired 41,250 shares at $0 cost of its then-issued and outstanding common stock pursuant to a claw-back provision in one of its notes payable. At September 30, 2022, the Company held in treasury 41,250 shares at a total cumulative cost of $0.

During the three months ended June 30, 2023, the Company acquired 200,000 shares at a $0 cost of its then-issued and outstanding common stock pursuant to a termination agreement dated May 17, 2023, regarding an agreement dated October 26, 2022. Under the termination agreement, 200,000 shares that had been previously granted by the Company were returned to the Company treasury. On July 5, 2023, the Company acquired 450,000 shares at a cost of $45,000 pursuant to a termination agreement with two groups due to non-performance on an agreement dated August 16, 2022. Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023, and 450,000 shares were returned to the treasury.

At September 30, 2023 and 2022, the Company held 691,250 and 41,250 shares in treasury at $45,000 and $0 cost, respectively.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. On September 30, 2023, the Company had 8,942,526 shares issued and 8,251,276 shares outstanding, with 691,250 shares held as treasury stock. On September 30, 2022, the Company had 8,100,284 shares issued and 8,059,034 shares outstanding, with 41,250 shares held as treasury stock.

On August 16, 2022, the Company entered into a one-year agreement with two groups to assist the Company with creating interactive gaming and entertainment experiences, including metaverse, utilizing blockchain and Non-Fungible Tokens, as well as assisting the Company with investor and public relations. As part of the agreement, each group received 225,000 shares which were valued at $2.10 per share and a total expense of $945,000 was recorded as prepaid expense and was to be amortized over the life of the contract. On July 5, 2023, the Company entered into a termination agreement with these two groups due to non-performance, whereby the shares were returned to the Company’s treasury. Because the non-performance was apparent on June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023 and 450,000 shares were returned at a cost of $45,000 to the treasury, and the remaining $430,050 of unamortized expense in prepaid expense was reclassified to additional paid-in capital (“APIC”).

On October 26, 2022, the Company entered into a one-year agreement with a group to assist the Company with creating a customized positive investment image and communicate that image to the investment community. As part of the agreement, they received 200,000 shares which were valued at $1.49 per share and a total of $298,000 was recorded as prepaid expense to be amortized over the life of the contract. On May 17, 2023, the Company entered into a termination agreement due to non-performance, whereby the 200,000 shares were returned to the Company’s treasury. An expense of $201,660 was recognized through June 30, 2023. The remaining $96,340 was recognized in APIC based on the termination agreement due to non-performance.

On November 28, 2022, the Company entered into a four-month agreement with a group to assist the Company with a product awareness program and to conduct customer lead generation activities. Under the agreement the Company agreed to issue the group 12,500 shares during each month of the agreement. During the three months ended December 31, 2022, the Company issued 12,500 shares of common stock, which were valued at $1.19 per share. The total expense recognized for the three months ended December 31, 2022 was $14,875, which was included within professional fees in the accompanying consolidated financial statements. Work on this contract was temporarily paused after one month so no further payments were made, and the Company is currently renegotiating the contract with the vendor.

On June 5, 2023, the Company’s Board of Directors approved the grant of 530,000 shares of common stock in total to three contractors and to three directors for services rendered. The shares were valued at $0.15 per share, which was the closing price of the Company’s stock on the grant date. An expense of $79,500 was recognized within professional fees in the accompanying consolidated statement of operations during the year ended September 30, 2023.

Preferred Stock

The Company is authorized to issue 10,000,000 each of Series A, B and C preferred shares at a par value of $0.01, $0.01, and $0.001, respectively. As of September 30, 2023 and 2022, the 50,000 Series A preferred shares currently outstanding are not convertible, whereas the Series B preferred shares and the Series C preferred shares are convertible to common stock on a one-for-one basis.

At September 30, 2022, the Company converted 325,000 shares of Series B convertible preferred stock to 325,000 shares of common stock On July 14, 2023 the Company sold 1,200,481 shares of its Series C Preferred Stock to a private investor for $0.1666 per share, raising an aggregate amount of $200,000.

Warrants

In connection with the August 16, 2022 agreements under “Common Stock” above, the Company issued an one-year warrant to purchase 225,000 common shares at $1.00 and a two-year warrant to purchase 225,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants of 1 and 2 years, expected volatility of 109.88%, risk-free rate of 3.28% and no dividend yield. The total expense of $1,286,308 was being amortized over the life of the contract. On July 5, 2023, the Company entered into a termination agreement with these two groups due to non-performance, whereby the warrants were forfeited. Because the non-performance was apparent at June 30, 2023, this transaction was deemed to be a type 1 subsequent event. As such, the accounting treatment was reflected retroactively to June 30, 2023 and the 900,000 warrants were cancelled. An expense of $962,088 was recognized through the nine months ended June 30, 2023. The remaining $165,634 was recognized in APIC based on the termination agreement due to non-performance.

In connection with the October 26, 2022 agreement under “Common Stock” above, the Company issued a one-year warrant to purchase 200,000 common shares at $1.00 and a two-year warrant to purchase 200,000 common shares at $1.00. On the date of the grant, the Company elected to treat the warrants as a single award, and valued the warrants at $363,210 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 1 and 2 years, expected volatility of 111.16%, risk-free rate of 4.75% and no dividend yield. On May 17, 2023, the Company entered into a termination agreement with the group whereby the 400,000 warrants were cancelled. An expense of $245,789 was recognized through June 30, 2023. The remaining $117,421 was recognized in APIC based on the termination agreement due to non-performance.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the year ended September 30, 2023:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at September 30, 2022	900,000	1.00	1.38
Granted	400,000	1.00	1.07
Exercised	-	-	-
Forfeited	(1,300,000)	1.00	-
Warrants outstanding and exercisable at September 30, 2023	-	$1.00	-

The intrinsic value of warrants outstanding as of September 30, 2023 was approximately $0.

Options

In connection with a consulting agreement with the Company’s new Director dated June 5, 2023, the Company issued a ten-year option to purchase 1,000,000 common shares at $0.15 per share. The option to purchase 250,000 shares vested immediately and the option to purchase an additional 250,000 will vest on the anniversary date of the agreement in each of the following three years. On the date of the grant, the Company valued the option at $148,679 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 10 years, expected volatility of 163.36%, risk-free rate of 3.66% and no dividend yield. The options are being expensed over the vesting period and an expense of $46,462 was recognized during the Year ended September 30, 2023.

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Options outstanding at September 30, 2022	-	-	-
Granted	1,000,000	.15	9.69
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding and exercisable at September 30, 2023	1,000,000	$.15	9.69
Options exercisable at September 30, 2023	250,000	.15	9.69

The intrinsic value of options outstanding as of September 30, 2023 was $360,000.

Note 6. Notes Payable

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. In July 2023, this promissory note was purchased by a non-related entity. As of September 30, 2023, total balance on the debt was $741,030 principal and $281,561 accrued interest. As of September 30, 2022, total balance on the debt was $0 for principal and accrued interest,

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020, and then amended on July 27, 2022 to mature on March 20, 2024. As of September 30, 2023 and 2022, the note balance was $10,000, and accrued interest on the note totaled $2,721 and $2,121, respectively.

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

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. As of March 15, 2023, the note was in default. As of September 30, 2023, the note balance was $235,000 and the accrued interest was $54,468. The note is convertible at a price of $1.25 per share. Because the Company issued common shares and options on June 5, 2023 at $0.15 per share, the conversion rate on the notes reset to $0.15. As of September 30, 2023, the Company paid a total of $17,500 to extend the maturity date to October 31, 2023. Since September 30, 2023, the Company has paid an additional $5,000 to extend the maturity date to March 31, 2024. These fees are included in interest expense within the accompanying consolidated statements of operations.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. As of March 21, 2023, the note was in default. As of September 30, 2023, the note balance was $235,000 and the accrued interest was $43,111. The note is convertible at a price of $1.25 per share. Because the Company issued common shares and options on June 5, 2023 at $0.15 per share, the conversion rate on the notes reset to $0.15. As of September 30, 2023, the Company paid a total of $17,500 to extend the maturity date to October 31, 2023. Since September 30, 2023, the Company has paid an additional $5,000 to extend the maturity date to March 31, 2024. These fees are included in interest expense on the statements of operations.

Debt discount amortization on the above notes totaled $207,314 and $423,061 during the years ended September 30, 2023 and 2022, respectively. Total unamortized debt discount totaled $0 and $207,314 at September 30, 2023 and 2022, respectively.

Note 7. Related Party Transactions

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. In July 2023, this promissory note was purchased by a non-related entity. As of September 30, 2023 and 2022, total balance on the debt was $0. As of September 30, 2022, total balance on the debt was $741,030 and accrued interest totaled $223,940.

On September 30, 2023, the Company owed its Chief Financial Officer $12,000 for past services to the Company.

Stock-Based Compensation

The Company issued common stock for services to officers and directors during the years ended September 30, 2023 and 2022 as disclosed in Note 4.

Note 8. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of September 30, 2023 and 2022, accrued interest was $6,086 and $4,586, respectively; however, as of September 30, 2023, the Company recorded a bad debt reserve against the note receivable and interest receivable in the amount of $31,086.

Note 9. Convertible Note Receivable

On November 20, 2020, the Company invested $7,500 in a convertible note receivable from and unrelated entity developing a freemium gaming concept that combines online auctions and gift card purchasing. The note matured on November 20, 2022, carried an interest rate of 4% per annum and was convertible into 1.25% of the entity’s stock at the Company’s option. As of September 30, 2022, the Company wrote off the principal balance of $7,500 plus accrued interest receivable of $254 to bad debt expense.

Note 10. Federal Income Tax

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended September 30, 2023, and 2022, assumes a statutory 21%, effective tax rate for federal income taxes.

	2023	2022
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	(3)%	(39)%
Valuation Allowance	(18)%	18%
	0%	0%

The Company had deferred income tax assets as of September 30, 2023 and 2022, as follows:

	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$967,000	$375,000
Temporary differences	-	-
Permanent differences	(695,000)	(622,000)
Valuation allowance	(272,000)	247,000
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance decreased by $519,000 in the fiscal year 2023 and increased by $290,000 in the fiscal year ended September 30, 2022.

At September 30, 2023, the Company had approximately $4,602,205 in federal net operating loss carryforwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. The remaining amount can be carried forward for 20 years with no income limitation. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of September 30, 2023, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years 2020 through 2022. The tax return for the fiscal year ended September 30, 2023, has not yet been filed.

Note 11. Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2023 through the date these financial statements were issued and noted no additional events requiring disclosure.

Item 9.	changes in and disagreements with accountants on accounting and financial disclsoure.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many smaller reporting companies with limited resources to employ a large staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending for the year ended September 30, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	directors, executive officers, and corporate governance.

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
Jason D. Garber	55	Chief Executive Officer, Director
James W. Creamer III	59	Chief Financial Officer, Director
Mark Caplan	54	Director
Janelle Gladstone	57	Director
Jerry Lewis	58	Director

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

James W. Creamer III

Mr. Creamer is the founder and principle of Corporate Solution Advisors, LLC which offers fractional CFO services to small, growth-oriented companies in a variety of industries. Mr. Creamer has served in leadership roles for several publicly traded and private companies since 2005 following a fifteen-year investment banking career. Through his early career Mr. Creamer held positions as Vice President of Commercial Banking at Vectra Bank Colorado, Vice President of Investment Banking at J.P. Turner & Company, Director of Equity Research at Global Capital Securities and Vice President of Institutional Fixed Income Sales at Hanifen Imhoff, Inc.

Mr. Creamer previously served as Chief Financial Officer of Virtual Interactive Technologies from 2016 to 2021. Mr. Creamer also served as Chief Financial Officer and Director of WestMountain Gold, Inc., a publicly traded gold mining company in Alaska. Mr. Creamer was the Chief Financial Officer for CapTerra Financial Group, Inc. and served in that capacity for approximately five years before he was named CapTerra’s President and Chief Executive Officer and served in that position until CapTerra’s acquisition by NexCore Healthcare Capital Corp. Mr. Creamer received a Bachelor of Science degree in Finance from Arizona State University and holds the Chartered Financial Analyst (“CFA”) designation.

Mark Caplan

Mark Caplan is a founder of Ridge Partners, a business development consulting practice providing clients with licensing guidance, advisory, strategic planning, and content distribution strategies across various entertainment media platforms and services. Currently Mark is Vice President Licensing and Games for All Elite Wrestling where he is overseeing the development and launch of their new video game title AEW: Fight Forever. Mark has a demonstrated track-record of creating and growing new businesses and deep experience in a combination of business/corporate development, licensing, and brand building with a focus on the media, entertainment, and consumer segments.

Mark previously held the position of Senior Vice President, Global Consumer Products at Sony Pictures Entertainment. In this role, he oversaw Consumer Product Licensing, IP Strategy & Management, Location Based Entertainment, and Interactive Gaming efforts on behalf of the studio. He has worked closely with a wide variety of film/tv production entities, talent and talent agencies, licensing and corporate promotional partners, retailers, and international licensing agents throughout the world. During his 20-year career with SPE, Mark was involved with some of the most recognized entertainment properties in film and television. Theatrical properties such as the Spider-man movie franchise, Ghostbusters, The Smurfs, Men in Black, Bond/007, Goosebumps, Godzilla, as well as licensing for several animated television shows such as Hotel Transylvania, MIB, Jackie Chan Adventures, Astro Boy, Dragon Tales, Stuart Little, Harold and the Purple Crayon; and network & cable television programs such as, Breaking Bad, Outlander, The Blacklist, Wheel of Fortune, Jeopardy, Pyramid. Prior to Sony, he spent time at 20th Century Fox where he worked on licensing The Simpsons, X-Files, Aliens, Independence Day, The Tick, amongst others. Upon graduating, he landed his first job with a Japan based management consulting firm where he was part of a team who developed partnerships between US and Japanese companies.

Mark is a frequent speaker and moderator at entertainment, licensing, and digital conferences globally. He has served as Vice President of the (“LIMA”) Licensing Industry Merchandisers’ Association and was recently Chair of the Content committee for the VR/AR Association.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Jason D. Garber	2023	—	—	—	—	—	—	—	—
CEO and Director (1)	2022	—	—	—	—	—	—	—	—

Janelle Gladstone	2023	—	—	—	—	—	—	—	—
CFO, Secretary,
Treasurer and Director (2)	2022	—	6,000	83,750	—	—	—	—	89,750

James W. Creamer III	2023	12,000	-	45,000	—	—	—	—	57,000
CFO, Secretary,
Treasurer and Director (2)	2022	—	—	—	—	—	—	—	—

(1)	Jason D. Garber has been the CEO of Advanced Interactive Gaming since 2016 and was named CEO and Director of Virtual Interactive Technologies Corp on December 31, 2019. He is an independent contractor and receives no benefits.

(2)

Janelle Gladstone was appointed CFO and Director on May 3, 2021. During the fiscal year ended September 30, 2022, Ms. Gladstone was paid cash fees of $6,000 and was issued 50,000 shares of the Company’s common stock which was valued at $83,750. During the year ended September 30, 2023, Ms. Gladstone was issued 35,000 shares of the Company’s common stock which was valued at $5,250. Ms. Gladstone resigned as Chief Financial Officer on July 15, 2023, and remains a Director of the Company.

(3)	On July 15, 2023, James W. Creamer III was appointed Chief Financial Officer of the Company. He receives payment of $4,000 per month and received 300,000 shares of the Company’s common stock which was valued at $45,000.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jason Garber (1)	$-	5,250	-	-	-	-	$5,250
James W. Creamer III	$-	-	-	-	-	-	$0
Mark Caplan (2)	$15,000	-	148,649	-	-	-	$163,649
Janelle Gladstone (3)	$-	5,250	-	-	-	-	$5,250
Jerry Lewis (4)	$-	5,250	-	-	-	-	$5,250

(1)	On June 5, 2023, Jason Garber received a stock grant of 35,000 shares of the Company’s common stock as a director fee. The shares were valued at $5,250

(2)

On June 5, 2023, Mark Caplan received an option to purchase 1,000,000 shares of the Company’s common stock for $0.15 per share. 250,000 of the options vested immediately and 250,000 options will vest each year for 3 years. Mr. Caplan also is to receive cash payments of $10,000 per month but has waived $5,000 per month until the Company is adequately funded.

(3)	On June 5, 2023, Janelle Gladstone received a stock grant of 35,000 shares of the Company’s common stock as a director fee. The shares were valued at $5,250.

(4)	On June 5, 2023, Jerry Lewis received a stock grant of 35,000 shares of the Company’s common stock as a director fee. The shares were valued at $5,250

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters.

The following table lists, as of January 12, 2024, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,162,784 shares of our common stock and issued and outstanding as of January 12, 2024

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned

Jason Garber (2)	1,000,000		12.1%

James W. Creamer III (3)	800,000		9.7%

Mark Caplan (4)	1,000,000	(7)	10.8%

Jerry Lewis (5)	106,250		1.3%

Janelle Gladstone (6)	85,000		1.0%

All officers, directors and 5% holders as a group (5 persons)	2,991,250		32.3%

(1)	Unless otherwise stated, the address for each beneficial owner is c/o Virtual Interactive Technologies Corp 600 17th Street, Suite 2800 South, Denver, CO 80202.
(2)	Mr. Garber is an executive officer and director of the Company.
(3)	Mr. Creamer is an executive officer and director of the Company.
(4) (5)	Mr. Caplan is a director of the Company. Mr. Lewis is a director of the Company.
(6) (7)	Ms. Gladstone is a director of the Company. Mr. Caplan received an option to purchase 1,000,000 shares of the Company’s common stock, of which 250,000 are currently vested.

Item 13.	certain relationships and related transactions, director independence.

Note Payable, Related Party

On March 29, 2018, the Company issued a $750,000, unsecured promissory note to the Company’s CEO for a potential acquisition and working capital. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. As of September 30, 2023 and 2022, total balance on the debt was $741,030 and accrued interest totaled $281,561 and $223,940, respectively.

In July 2023, this promissory note was purchased by a non-related entity.

On September 30, 2023, the Company owed its Chief Financial Officer $12,000 for past services to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of audit fees (amounts in US$) billed by our current auditor, Pinnacle Accountancy Group of Utah (a DBA of Heaton and Company, PLLC) in connection with the audit of our annual financial statements until December 14, 2023 at which time the Company engaged Turner, Stone and Company, LLP to conduct its audit for the year ended September 30, 2023.

Year Ended September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	$37,500	$-	$-	$-
2022	$32,500	$-	$-	$-

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2024.

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

April 16, 2024	By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer and a Director

April 16, 2024	By:	/s/ Jerry Lewis
Jerry Lewis,
Director

April 16, 2024	By:	/s/ Janelle Gladstone
Janelle Gladstone
Director

April 16, 2024	By:	/s/ Mark Caplan
Mark Caplan
Director

