Form 10-Q
period 2023-12-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-06-07
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end December 31, 2023

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 000-56625

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,251,276 shares of common stock as of May 29, 2024.

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of December 31, 2023 and September 30, 2023

(UNAUDITED)

	December 31, 2023	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,036	$40,829
Royalties receivable	88,831	87,614
Total current assets	119,867	128,443

TOTAL ASSETS	$119,867	$128,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$73,636	$55,386
Accounts payable, related party	20,000	12,000
Notes payable, current portion	741,030	741,030
Convertible notes payable, net of discounts	470,000	470,000
Interest payable, current portion	412,160	379,142
Total current liabilities	1,716,826	1,657,558

LONG-TERM LIABILITIES:
Note payable, net of current portion	10,000	10,000
Interest payable, net of current portion	2,872	2,721

Total long-term liabilities	12,872	12,721
Total liabilities	1,729,698	1,670,279

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706
Series C Convertible Preferred Stock $ 0.001 par value; 10,000,000 authorized; 1,200,480 shares issued and outstanding	1,200	1,200
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,942,526 shares issued and 8,251,276 shares outstanding	8,251	8,251
Additional paid-in-capital	8,104,112	8,094,820
Treasury stock (691,250 shares at cost)	(45,000)	(45,000)
Accumulated deficit	(9,681,600)	(9,604,313)
Total stockholders’ deficit	(1,609,831)	(1,541,836)
Total liabilities and stockholders’ deficit	$119,867	$128,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2023 and 2022

(UNAUDITED)

	For the three months ended,
	December 31, 2023	December 31, 2022

Revenue – royalties	$30,101	$20,012
Gross profit	30,101	20,012

Operating expenses:
Professional fees	56,237	712,923
Marketing and advertising	2,795	48,042
General and administrative	4,657	4,038

Total operating expenses	63,689	765,003

Loss from operations	(33,588)	(744,991)

Other income (expense)
Other income	378	378
Bad debt expense	(378)	-
Amortization of debt discount	-	(112,857)
Interest expense, related party	-	(13,971)
Interest expense	(43,170)	(16,145)
Loss from foreign currency transactions	(529)	(30)
Total other expense, net	(43,699)	(142,625)

Net loss	$(77,287)	$(887,616)

Loss per share, basic and fully diluted	$(0.01)	$(0.11)

Weighted average number of shares outstanding, basic and fully diluted	8,251,276	8,248,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended December 31, 2023 and 2022

(UNAUDITED)

For the three months ended December 31, 2023

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Series C Convertible		Common Stock			Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Stock Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2023	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,094,820	691,250	(45,000)	$(9,604,313)	$(1,541,836)
Options issued for services	-	-	-	-	-	-	-	-	9,292	-	-	-	9,292
Net loss	-	-	-	-	-	-	-	-	-	-	-	(77,287)	(77,287)

Balance, December 31, 2023	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,104,112	691,250	$(45,000)	$(9,681,600)	$(1,609,831)

For the three months ended December 31, 2022

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock			Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Stock Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2022	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	-	$(6,786,973)	$819,538
Common stock issued for services	-	-	-	-	212,500	212	312,663	-	-	-	312,875
Warrants issued for services	-	-	-	-	-	-	363,209	-	-	-	363,209
Net loss	-	-	-	-	-	-	-	-	-	(887,616)	(887,616)

Balance, December 31, 2022	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(7,674,589)	$608,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash flows

For the Three Months Ended December 31, 2023 and 2022

(UNAUDITED)

	For the three months ended,
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,287)	$(887,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for prepaid services	-	389,896
Amortization of common stock issued for prepaid services	-	306,952
Debt discount amortization	-	112,857
Stock issued for services	9,292	-
Bad debt expense	378	-
Changes in operating assets and operating liabilities:
Interest receivable	(378)	(378)
Royalties receivable	(1,217)	1,347
Accounts payable and accrued liabilities	18,250	(1,191)
Accounts payable, related party	8,000	20,500
Interest payable, related party	-	13,970
Interest payable	33,169	16,145
Net cash used in operating activities	(9,793)	(27,518)

Net change in cash and cash equivalents	(9,793)	(27,518)

Cash and cash equivalents, beginning of period	40,829	36,378

Cash and cash equivalents, end of period	$31,036	$8,860

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Common stock issued for prepaid services	$-	$312,875
Warrants issued for prepaid services	$-	$363,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended

December 31, 2023

Note 1. Basis of Presentation

While the information presented in the accompanying December 31, 2023 financial statements is unaudited and condensed, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2023 audited financial statements (and notes thereto). Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that can be expected for the year ending September 30, 2024.

The accompanying unaudited condensed consolidated financial statements herein contain the operations of Virtual Interactive Technologies Corp. (OTCPINK: VRVR), and its wholly-owned subsidiaries Advanced Interactive Gaming Inc. (“AIG Inc.”) and Advanced Interactive Gaming Ltd. (“AIG Ltd”) (collectively, the “Company” or “VIT”). All significant intercompany balances and transactions have been eliminated.

Note 2. Business

Nature of Operations

The Company is a next generation game and metaverse developer that creates immersion experiences by harnessing the latest technologies, including Blockchain and digital assets. The Company’s newly launched brand, Extrosive, is building a metaverse that replaces traditional boring financial experiences with a new paradigm, “global Prosperity space” (“gPs”). This new asset class dynamically augments global and local realities and builds communities of aligned financial values, virtuous economies, and a trusted network. The result would be a metaverse game for the glamourous world of Wall Street, High-Speed trading involving community building, quantified self, and NFTs – a pure adrenal rush! In addition, the Company continues to build on its successful catalog that includes Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release, and Worbitol. The Company also entered into a joint development partnership with Duane Lee “Dog” Chapman, of the “Dog The Bounty Hunter” fame, to develop and promote multiple games across several platforms.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or September 30, 2023.

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company’s financial instruments consist of cash, royalties receivable, accounts payable and accrued liabilities, and notes payable and related accrued interest payable. The carrying value of these financial instruments approximates fair value due to the short-term nature of the instruments.

Net Income (Loss) Per Share

In accordance with ASC 260 Earnings per Share, the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis. During the three months ended December 31, 2023 and 2022, the Company had 270,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. During the three months ended December 31, 2023 and 2022, the Company had 250,000 and -0- vested options outstanding respectively. Applying the treasury method, the dilutive effect on the options was 173,469 shares on December 31, 2023. In addition, in March 2022 the Company issued two $235,000 convertible notes that were convertible into common shares at $1.25 per share, but due to equity issuances in 2023, the conversion rate adjusted to $0.15 per share. The dilutive effect of these convertible notes was 3,133,333 and 403,303 shares on December 31, 2023 and 2022 respectively. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three months ended December 31, 2023 and 2022.

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

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the three months ended December 31, 2023 and 2022, as all financial statement items were denominated in the US dollar. Losses from foreign currency transactions during the three months ended December 31, 2023 and 2022 totaled $529 and $30, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of December 31, 2023 and September 30, 2023, uninsured deposits in the Bermuda bank totaled $250. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

Income Taxes

The Company did not accrue corporate income taxes for AIG Ltd, as it is incorporated in the country of Bermuda where there is no corporate income tax. The Company has been subject to US Federal and state income taxes commencing the year ended September 30, 2020, due to its business combinations with two US companies.

Deferred taxes for the VRVR (Nevada) and AIG Inc (Colorado) are provided on a liability method in accordance with ASC 740, Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax position will more likely than not be sustained by the applicable tax authority and has determined that there are no significant uncertain tax positions.

Revenue Recognition

The Company follows the guidance contained in ASC 606, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of goods of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 outlines the following five-step revenue recognition model (along with other guidance impacted by this standard): (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; (5) recognize revenue when or as the entity satisfies a performance obligation.

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of December 31, 2023, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the three months ended December 31, 2023 and 2022, the Company recognized revenue from royalties of $30,101 and $20,012, respectively.

Allowance for Credit Losses

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $88,831 and $87,614 at December 31, 2023 and September 30, 2023, respectively, and has determined that no allowance is necessary.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company has not established profitable operations and has incurred significant losses since its inception. The Company’s plan is to grow significantly over the next few years through strategic game development partnerships, through internal game development and through the acquisition of independent game development companies globally.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

New Accounting Pronouncements

The Company has evaluated all recently issued or enacted accounting pronouncements, and has determined that all such pronouncements either do not apply or their impact is insignificant to the condensed consolidated financial statements.

Note 3. Stockholders’ Equity (Deficit)

The Company’s common stock is quoted under the symbol “VRVR” on the OTC Pink tier operated by OTC Markets Group, Inc. To date, an active trading market for the Company’s common stock has not developed.

Treasury Stock

The Company accounts for treasury stock using the cost method. At December 31, 2023 and September 30, 2023, the Company held 691,250 shares in treasury, at a cost of $45,000.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At December 31, 2023 and September 30, 2023, the Company had 8,942,526 shares issued and 8,251,276 shares outstanding, with 691,250 shares held as treasury stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

At December 31, 2023 and September 30, 2023, the Company had 270,612, for both periods presented, of Series B convertible preferred stock issued and outstanding.

The Company is authorized to issue 10,000,000 Series C convertible preferred shares at a par value of $0.01. On July 14, 2023 the Company issued 1,200,480 shares of its Series C preferred stock to a private investor for $0.1666 per share, raising an aggregate amount of $200,000. The Series C preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

Options

In connection with a consulting agreement with the Company’s new Director dated June 5, 2023, the Company issued a ten-year option to purchase 1,000,000 common shares at $0.15 per share. The option to purchase 250,000 shares vested immediately and the option to purchase an additional 250,000 will vest on the anniversary date of the agreement in each of the following three years. On the date of the grant, the Company valued the option at $148,679 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 10 years, expected volatility of 163.36%, risk-free rate of 3.66% and no dividend yield. The options are being expensed over the vesting period. The Company recognized $9,292 and $0 in expense for the three months ended December 31, 2023 and 2022.

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Options outstanding at September 30, 2023	1,000,000	$.15	9.44
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding at December 31, 2023	1,000,000	$.15	9.44
Options exercisable at December 31, 2023	250,000	$.15	9.44

The intrinsic value of options outstanding as of December 31, 2023 was $340,000.

Note 4. Notes and Convertible Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020. The maturity date has been amended twice and is now due on March 20, 2025. As of December 31, 2023 and September 30, 2023, the note balance was $10,000, and accrued interest on the note totaled $2,872 and $2,721, respectively.

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. For the three months ended December 31, 2023, the Company paid $5,000 to extend the maturity date to March 31, 2024. The note is currently in default; however, we are negotiating an extension. As of December 31, 2023 and September 30, 2023, the note balance was $235,000, and the accrued interest was $65,575 and $54,468, respectively. The note is convertible at a price of $1.25 per share.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. For the three months ended December 31, 2023, the Company paid $5,000 to extend the maturity date to March 31, 2024. The note is currently in default; however, we are negotiating an extension. As of December 31, 2023 and September 30, 2023, the note balance was $235,000, and the accrued interest was $50,219 and $43,111, respectively. The note is convertible at a price of $1.25 per share.

Debt discount amortization on the above notes totaled $0 and $112,857 during the three months ended December 31, 2023 and 2022, respectively. Total unamortized debt discount totaled $0 and $0 at December 31, 2023 and September 31, 2023, respectively.

On March 29, 2018, the Company issued a $741,030, unsecured promissory note from the Company’s CEO for funds received for working capital needs. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. The note is currently in default; however, in July 2023, this promissory note was purchased by a non-related entity. As of December 30, 2023 and September 30, 2023, total principal and accrued interest was $1,037,396 and $1,022,592, respectively.

Note 5. Related Party Transactions

As mentioned in Note 4, prior to July 2023, the Company had a note payable to its CEO in the amount of $741,030; however, the note was sold to and is now being held by a non-related entity.

On December 31, 2023 and September 30, 2023, the Company owed its Chief Financial Officer $20,000 and $12,000, respectively, for past services to the Company, and these balances are reflected separately in the accompanying condensed consolidated balance sheets as accounts payable, related party.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of December 31, 2023 and September 30, 2023 accrued interest was $6,464 and $6,086, respectively; however, as of September 30, 2023, the Company recorded a bad debt reserve against the note receivable and interest receivable in the amount of $31,086. As of December 31, 2023, the Company recorded an additional bad debt reserve of $378.

Note 7. Subsequent Events

The Company has evaluated all events and transactions occurring subsequent to December 31, 2023 through the date these consolidated financial statements were issued and noted no additional events or transactions requiring adjustment or disclosure.

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

EXECUTIVE OVERVIEW

Virtual Interactive Technologies Corp. (OTCPINK: VRVR) (“VIT”) or (“the Company”) is a next generation game and metaverse developer that creates immersion experiences by harnessing the latest technologies, including Blockchain and digital assets. The Company’s newly launched brand, Extrosive, is building a metaverse that replaces traditional boring financial experiences with a new paradigm, “global Prosperity space” (“gPs”). This new asset class dynamically augments global and local realities and builds communities of aligned financial values, virtuous economies, and a trusted network. The result would be a metaverse game for the glamourous world of Wall Street, High-Speed trading involving community building, quantified self, and NFTs – a pure adrenal rush! In addition, the Company continues to build on its successful catalog that includes Carmageddon Max Damage, Carmageddon Crashers, Interplanetary: Enhanced Edition, Catch & Release, and Worbitol. The Company also entered into a joint development partnership with Duane Lee “Dog” Chapman, of the “Dog The Bounty Hunter” fame, to develop and promote multiple games across several platforms. For more information, please visit www.vrvrcorp.com.

Results of Operations

The following discussion involves the results of operations for the three months ended December 31, 2023 and December 31, 2022.

For the Three Months Ended December 31, 2023 and 2022

Revenue increased from $20,012 for the three months ended December 31, 2022 to $30,101 for the three months ended December 31, 2023. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expenses for the three months ended December 31, 2023 and 2022 were $63,689 and $765,003, respectively. This decrease was primarily due to professional fees incurred in the prior period through issuances of stock and warrants that were associated with three vendor contracts.

Other income (expense) for the three months ended December 31, 2023 and 2022 was ($43,699) and ($142,625), respectively. This decrease in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the current period of $0 versus $112,857 for the three-month period ended December 31, 2022. Interest expense recorded for the three months ended December 31, 2023 and 2022 was $43,170 and $16,145, respectively. Interest expense recorded for related parties for the three months ended December 31, 2023 and 2022 was 0 and $13,971, respectively.

For the three months ended December 31, 2023 we recorded a net loss of $77,287. For the three months ended December 31, 2022, we recorded a net loss of $887,616. The decrease in loss of $491,883 was mainly associated with additional operating expenses, debt discount amortization, and interest expense associated with our related party and convertible notes payable identified above.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $31,036. As of September 30, 2023, we had cash and cash equivalents of $40,829. Working capital was ($1,596,959) as of December 31, 2023 compared to ($1,529,115) at September 30, 2023. The decrease in working capital of $67,844 was primarily the result of increases in accounts payable and accrued liabilities, and accrued interest payable.

Cash Flows from Operating Activities:

Net cash used in operating activities for the three months ended December 31, 2023 and 2022 was $9,793 and $27,518, respectively. The change over the two periods presented was $17,725.

Changes in operating activities for the three months ended December 31, 2023 included increases in royalty receivable of $1,217, accounts payable and accrued liabilities of $18,250, accounts payable, related party of $8,000, and interest payable of $33,169. The Company also had non-cash expenses of $9,292 in stock issued for services.

Changes in operating activities for the three months ended December 31, 2022 included a decrease in accounts payable and accrued liabilities of $1,191, and royalties receivable of $1,347, and increases in interest receivable of $378, accounts payable, related party of $20,500, interest payable, related party of $13,970, and interest payable of $16,145. The Company also had non-cash expenses of $306,952 and $389,896 in amortization of stock and warrants, respectively, issued for prepaid services, and debt discount amortization of $112,857.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of June, 2024.

VIRTUAL INTERACTIVE TECHNOLGIES CORP.

By:	/s/ Jason D. Garber
Jason D. Garber
Principal Executive Officer

By:	/s/ James W. Creamer III
James W. Creamer III
Principal Financial and Accounting Officer

