Form 10-Q
period 2024-03-31
VIRTUAL INTERACTIVE TECHNOLOGIES CORP.
filed 2024-06-07
CIK 1536089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period end March 31, 2024

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

Virtual Interactive Technologies Corp.

Virtual Interactive Technologies Corp.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and September 30, 2023

(UNAUDITED)

	March 31, 2024	September 30, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,913	$40,829
Royalties receivable	80,451	87,614
Total current assets	97,364	128,443

TOTAL ASSETS	$97,364	$128,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$71,543	$55,386
Accounts payable, related party	28,000	12,000
Notes payable	751,030	741,030
Convertible note payable, net of discounts	470,000	470,000
Interest payable	447,841	379,142
Total current liabilities	1,768,414	1,657,558

LONG-TERM LIABILITIES:
Note payable	-	10,000
Interest payable	-	2,721

Total long-term liabilities	-	12,721
Total liabilities	1,768,414	1,670,279

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, $ 0.01 par value; 10,000,000 authorized; 50,000 shares issued and outstanding	500	500
Series B Convertible Preferred Stock $ 0.01 par value; 10,000,000 authorized; 270,612 shares issued and outstanding	2,706	2,706
Series C Convertible Preferred Stock $ 0.001 par value; 10,000,000 authorized; 1,200,480 issued and outstanding	1,200	1,200
Common stock, $ 0.001 par value; 90,000,000 shares authorized, 8,942,526 shares issued and 8,251,276 shares outstanding	8,251	8,251
Additional paid-in-capital	8,113,404	8,094,820
Treasury stock (691,250 shares at cost)	(45,000)	(45,000)
Accumulated deficit	(9,752,111)	(9,604,313)
Total stockholders’ deficit	(1,671,050)	(1,541,836)
Total liabilities and stockholders’ deficit	$97,364	$128,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2024 and 2023

(UNAUDITED)

	For the three months ended,		For the six months ended,
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Revenue – royalties	$19,338	$33,373	$49,439	$53,385

Operating expenses:
Professional fees	56,042	739,494	112,279	1,452,417
Marketing and advertising	-	-	2,795	48,042
General, administrative and selling	1,122	1,126	5,780	5,164
Total operating expenses	57,164	740,620	120,854	1,505,623

Loss from operations	(37,826)	(707,247)	(71,415)	(1,452,238)

Other income (expense)
Other income	374	370	752	748
Bad debt expense	(374)	-	(752)
Amortization of debt discount	-	(94,457)	-	(207,314)
Interest expense, related party	-	(13,666)	-	(27,637)
Interest expense	(32,810)	(25,792)	(75,979)	(41,937)
Gain (loss) from foreign currency transactions	125	46	(404)	16
Total other expense, net	(32,685)	(133,499)	(76,383)	(276,124)

Net loss	$(70,511)	$(840,746)	$(147,798)	$(1,728,362)

Loss per share – basic and diluted	$(0.01)	$(0.10)	$(0.02)	$(0.21)

Weighted average number of shares outstanding – basic and diluted	8,251,276	8,312,784	8,251,276	8,280,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended March 31, 2024 and 2023

(UNAUDITED)

For the three months ended March 31, 2024

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Series C Convertible		Common Stock		Paid-In	Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Stock Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2023	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,104,112	691,250	(45,000)	$(9,681,600)	$(1,609,831)
Options issued for services	-	-	-	-	-	-	-	-	9,292	-	-	-	9,292
Net loss	-	-	-	-	-	-	-	-	-	-	-	(70,511)	(70,511)

Balance, March 31, 2024	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,113,404	691,250	$(45,000)	$(9,752,111)	$(1,671,050)

For the three months ended March 31, 2023

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Stock Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2022	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	-	$(7,674,589)	$608,006

Net loss	-	-	-	-	-	-	-	-	-	(840,746)	(840,746)

Balance, March 31, 2023	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

For the six months ended March 31, 2024

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Series C Convertible		Common Stock		Paid-In	Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Stock Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2023	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,094,820	691,250	(45,000)	$(9,604,313)	$(1,541,836)
Options issued for services	-	-	-	-	-	-	-	-	18,584	-	-	-	18,584
Net loss	-	-	-	-	-	-	-	-	-	-	-	(147,798)	(147,798)

Balance, March 31, 2024	50,000	$500	270,612	$2,706	1,200,480	$1,200	8,251,276	$8,251	$8,113,404	691,250	$(45,000)	$(9,752,111)	$(1,671,050)

For the six months ended March 31, 2023

	Preferred Stock		Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock		Paid-In	Treasury			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Stock Shares	Cost	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2022	50,000	$500	270,612	$2,706	8,059,034	$8,059	$7,595,246	41,250	-	$(6,786,973)	$819,538

Common stock issued for services	-	-	-	-	12,500	12	14,863	-	-	-	14,875

Common stock issued for prepaid services	-	-	-	200,000	200	297,800	-	-	-	-	298,000

Warrants issued for prepaid services	-	-	-	-	-	-	363,209	-	-	-	363,209

Net loss	-	-	-	-	-	-	-	-	-	(1,728,362)	(1,728,362)

Balance, March 31, 2023	50,000	$500	270,612	$2,706	8,271,534	$8,271	$8,271,118	41,250	$-	$(8,515,335)	$(232,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Virtual Interactive Technologies Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2024 and 2023

(UNAUDITED)

	For the six months ended,
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,798)	$(1,728,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	18,584	14,875
Amortization of prepaid stock-based compensation	-	1,395,195
Debt discount amortization	-	207,314
Bad debt expense	752	-
Changes in operating assets and operating liabilities:
Interest receivable	(752)	(748)
Royalties receivable	7,163	(20,135)
Accounts payable and accrued liabilities	16,157	38,477
Accounts payable, related party	16,000	-
Interest payable, related party	-	27,637
Interest payable	65,978	31,940
Net cash used in operating activities	(23,916)	(33,807)

Net change in cash and cash equivalents	(23,916)	(33,807)

Cash and cash equivalents, beginning of period	40,829	36,378

Cash and cash equivalents, end of period	$16,913	$2,571

Supplemental disclosure of cash flow information:
Interest paid	$-	$10,000
Income taxes paid	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Common stock issued for prepaid services	$-	$298,000
Warrants issued for prepaid services	$-	$363,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIRTUAL INTERACTIVE TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended

March 31, 2024

Note 1. Basis of Presentation

While the information presented in the accompanying March 31, 2024 financial statements is unaudited and condensed, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s September 30, 2023 audited financial statements (and notes thereto). Operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ending September 30, 2024.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2024 or September 30, 2023.

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

Net Income (Loss) Per Share

In accordance with ASC 260 Earnings per Share, the basic net income (loss) per share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding adjusted on an “if-converted” basis. During the three months ended March 31, 2024 and 2023, the Company had 270,612 shares, respectively, of Series B Convertible Preferred stock issued and outstanding that are convertible into shares of common stock on a one-for-one basis. During the three months ended March 31, 2024 and 2023, the Company had 250,000 and -0- vested options outstanding respectively. Applying the treasury method, the dilutive effect on the options was 160,714 shares on March 31, 2024. In addition, in March 2022 the Company issued two $235,000 convertible notes that are convertible into common shares at $1.25 per share, but due to equity issuances in 2023, the conversion rate adjusted to $0.15 per share. The dilutive effect of these convertible notes was 3,133,333 and 403,303 shares on March 31, 2024 and 2023 respectively. These potentially dilutive securities were excluded from the EPS computation due to their anti-dilutive effect resulting from the Company’s net losses during the three months ended March 31, 2024 and 2023.

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

Foreign currency translation gains/losses are recorded in other accumulated comprehensive income (“AOCI”) based on exchange rates prevalent on reporting dates for balance sheet items, and at weighted average exchange rates during the reporting period for the statement of operations. Foreign currency transaction gains/losses are recorded as other income (expense) in the period of settlement. No AOCI items were present during the three and six months ended March 31, 2024 and 2023, as all financial statement items were denominated in the US dollar. Gain (losses) from foreign currency transactions during the three months ended March 31, 2024 and 2023 totaled $125 and $46, respectively. Gain (losses) from foreign currency transactions during the six months ended March 31, 2024 and 2023 totaled ($404) and $16, respectively.

Concentration of Credit Risk

Some of our US dollar balances are held in a Bermuda bank that is not insured. As of March 31, 2024 and September 30, 2023, uninsured deposits in the Bermuda bank totaled $250. Our management believes that the financial institution is financially sound, and the risk of loss is low. The Company is in the process of migrating its banking to the institutions in the United States, which are insured by the FDIC up to $250,000.

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

The Company enters into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles as well as, in some cases, the underlying intellectual property rights. The Company has several contracts with video game developers that entitle us to royalty streams as a percentage of revenues generated by the game sales, which vary from contract to contract. As of March 31, 2024, the Company has four royalty contracts with three developers that are generating royalty revenue.

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

During the three months ended March 31, 2024 and 2023, the Company recognized revenue from royalties of $19,338 and $33,373, respectively. During the six months ended March 31, 2024 and 2023, the Company recognized revenue from royalties of $49,439 and $53,385, respectively.

Allowance for Credit Losses

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible royalties. The Company’s estimate is based on historical collection experience and a review of the current status of royalties receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The Company had royalties receivable of $80,451 and $87,614 at March 31, 2024 and September 30, 2023, respectively, and has determined that no allowance is necessary.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. At March 31, 2024 and September 30, 2023, the Company held 691,250 shares in treasury, at a cost of $45,000.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001. At March 31, 2024 and September 30, 2023, the Company had 8,942,526 shares issued and 8,251,276 shares outstanding, with 691,250 shares held as treasury stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares each of Series A and B preferred shares at a par value of $0.01. Series A preferred shares are not convertible, whereas Series B preferred shares are convertible into common stock on a one-for-one basis at the option of the holder and there is no redemption feature.

At March 31, 2024 and September 30, 2023, the Company had 270,612, for both periods presented, of Series B convertible preferred stock issued and outstanding.

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

Options

In connection with a consulting agreement with the Company’s new Director dated June 5, 2023, the Company issued a ten-year option to purchase 1,000,000 common shares at $0.15 per share. The option to purchase 250,000 shares vested immediately and the option to purchase an additional 250,000 will vest on the anniversary date of the agreement in each of the following three years. On the date of the grant, the Company valued the option at $148,679 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 10 years, expected volatility of 163.36%, risk-free rate of 3.66% and no dividend yield. The Company recognized $18,584 and $0 in expense for the six months ended March 31, 2024 and 2023.

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Options outstanding at September 30, 2023	1,000,000	$.15	9.44
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding at March 31, 2024	1,000,000	$.15	9.44
Options exercisable at March 31, 2024	250,000	$.15	9.44

The intrinsic value of options outstanding as of March 31, 2024 was $210,000.

Note 4. Notes and Convertible Notes Payable

On March 20, 2019, an unrelated individual loaned VRVR $10,000. The note carries a 6% interest rate and was initially payable March 20, 2020. The maturity date has been amended twice and is now due on March 20, 2025. As of March 31, 2024 and September 30, 2023, the note balance was $10,000, and accrued interest on the note totaled $3,021 and $2,721, respectively.

On March 15, 2022, an unrelated third party loaned VRVR $235,000 that consisted of cash received by the Company in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 15% annual interest rate and matures on March 15, 2023. For the six months ended March 31, 2024, the Company paid $5,000 to extend the maturity date to March 31, 2024. The note is currently in default; however, we are negotiating an extension. As of March 31, 2024 and September 30, 2023, the note balance was $235,000, and the accrued interest was $76,560 and $54,468, respectively. The note is convertible at a price of $1.25 per share.

On March 21, 2022, an unrelated third party, loaned VRVR $235,000 that consisted of cash received by the Company, on April 4, 2022, in the amount of $217,375 and an original issue discount of $17,625. This discount is being amortized over the life of the note commencing March 15, 2022. The note carries a 12% annual interest rate and matures on March 21, 2023. For the six months ended March 31, 2024, the Company paid $5,000 to extend the maturity date to March 31, 2024. The note is currently in default; however, we are negotiating an extension. As of March 31, 2024 and September 30, 2023, the note balance was $235,000, and the accrued interest was $57,250 and $43,111, respectively. The note is convertible at a price of $1.25 per share.

Debt discount amortization on the above notes totaled $0 and $94,457 during the three months ended March 31, 2024 and 2023, respectively. Debt discount amortization on the above notes totaled $0 and $207,314 during the six months ended March 31, 2024 and 2023, respectively. There was no unamortized debt discount remaining at March 31, 2024 or September 31, 2023.

On March 29, 2018, the Company issued a $741,030, unsecured promissory note from the Company’s CEO for funds received for working capital needs. The note carries an interest rate of 6% per annum, compounding annually, and matures on December 31, 2022. All principal and interest are due at maturity and there is no prepayment penalty for early repayment of the note. The note is currently in default; however, in July 2023, this promissory note was purchased by a non-related entity. As of March 31, 2024 and September 30, 2023, total principal and accrued interest was $1,052,040 and $1,022,592, respectively.

Note 5. Related Party Transactions

As mentioned in Note 4, prior to July 2023, the Company had a note payable to its CEO in the amount of $741,030; however, the note was sold to and is now being held by a non-related entity.

On March 31, 2024 and September 30, 2023, the Company owed its Chief Financial Officer $28,000 and $12,000, respectively, for past services to the Company, and these balances are reflected separately in the accompanying condensed consolidated balance sheets as accounts payable, related party.

Note 6. Note Receivable

On December 11, 2019, the Company issued a $25,000, unsecured promissory note receivable to a non-related entity. The note carries an interest rate of 6% per annum and is due on demand. There is no prepayment penalty for early repayment of the note. As of March 31, 2024 and September 30, 2023 accrued interest was $6,838 and $6,086, respectively; however, as of September 30, 2023, the Company recorded a bad debt reserve against the note receivable and interest receivable in the amount of $31,086. As of March 31, 2024, the Company recorded an additional bad debt reserve of $752.

Note 7. Subsequent Events

The Company has evaluated all events and transactions occurring subsequent to March 31, 2024 through the date these condensed consolidated financial statements were issued and noted no additional events or transactions requiring adjustment or disclosure.

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

Results of Operations

The following discussion involves the results of operations for the three and six months ended March 31, 2024 and March 31, 2023.

For the Three Months Ended March 31, 2024 and 2023

Revenue decreased from $33,373 for the three months ended March 31, 2023 to $19,338 for the three months ended March 31, 2024. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expenses for the three months ended March 31, 2024 and 2023 were $57,164 and $740,620, respectively. This decrease was primarily due to professional fees incurred in the prior period through issuances of stock and warrants that were associated with three vendor contracts.

Other income (expense) for the three months ended March 31, 2024 and 2023 was ($32,685) and ($133,499), respectively. This decrease in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the current period of $0 versus $94,457 for the three-month period ended March 31, 2023. Interest expense recorded for the three months ended March 31, 2024 and 2023 was $32,810 and $25,792, respectively. Interest expense recorded for related parties for the three months ended March 31, 2024 and 2023 was $0 and $13,666, respectively.

For the three months ended March 31, 2024 we recorded a net loss of $70,511. For the three months ended March 31, 2023, we recorded a net loss of $840,746. The decrease in loss of $770,235 was mainly associated with additional operating expenses, debt discount amortization, and interest expense associated with our related party and convertible notes payable identified above that were incurred in the prior period.

For the Six Months Ended March 31, 2024 and 2023

Revenue decreased from $53,385 for the six months ended March 31, 2023 to $49,439 for the six months ended March 31, 2024. Revenue was derived from royalty interests in five games, Carmageddon Max Damage, Carmageddon Crashers, Catch & Release, Interplanetary: Enhanced Edition and Worbital.

Operating expense for the six months ended March 31, 2024 and 2023 was $120,854 and $1,505,623, respectively. This increase was primarily due to professional fees incurred in the prior period through issuances of stock and warrants that were associated with three vendor contracts.

Other income (expense) for the six months ended March 31, 2024 and 2023 was ($76,383) and ($276,124), respectively. This decrease in expense was mainly due to non-cash transactions associated with the amortization of debt discount in the current period of $0 versus $207,314 for the six-month period ended March 31, 2023. Interest expense recorded for the six months ended March 31, 2024 and 2023 was $75,979 and $41,937, respectively. Interest expense recorded for related parties for the six months ended March 31, 2024 and 2023 was $0 and $27,637, respectively.

For the six months ended March 31, 2024 we recorded a net loss of $147,798. For the six months ended March 31, 2023, we recorded a net loss of $1,728,362. The decrease in loss of $1,580,564 was mainly associated with additional operating expenses, debt discount amortization, and interest expense associated with our related party and convertible notes payable identified above that were incurred in the prior period.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $16,913. As of September 30, 2023, we had cash and cash equivalents of $40,829. Working capital was ($1,658,029) as of March 31, 2024 compared to ($1,529,115) at September 30, 2023. The decrease in working capital of $128,914 was primarily the result of increases in accounts payable and accrued liabilities, and accrued interest payable.

Cash Flows from Operating Activities:

Net cash used in operating activities for the six months ended March 31, 2024 and 2023 was $23,916 and $33,807, respectively. The change over the two periods presented was $9,891.

Changes in operating activities for the six months ended March 31, 2024 included increases in accounts payable and accrued liabilities of $16,157, accounts payable, related party of $16,000, and interest payable of $65,978, and decreases in royalty receivable of $7,163. The Company also had non-cash expenses of $18,584 in stock issued for services.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

